Form 10-Q
period 1999-06-30
HOTJOBS COM LTD
filed 1999-09-23
CIK 1087728

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 30, 1999
                                       or
            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ____________

                        Commission File Number: 000-26891

                                HOTJOBS.COM, LTD.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                         13-3931821
            --------                                         ----------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

                         24 West 40th Street, 14th Floor
                            New York, New York 10018

                    (Address of principal executive office)   (Zip code)

                                 (212) 302-0060
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( ) No (X)

As of September 3, 1999, there were 27,234,019 shares of the registrant's common stock outstanding.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                HOTJOBS.COM, LTD.
                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION                                                                  PAGE NUMBER
         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of June 30, 1999 (Unaudited)
                  and December 31, 1998..................................................            1

                  Consolidated Statements of Operations (Unaudited) for the
                  Three Month and Six Month Periods Ended
                  June 30, 1999 and 1998.................................................            2

                  Consolidated Statements of Cash Flows (Unaudited) for the
                  Six Month Periods Ended June 30, 1999
                  and 1998...............................................................            3

                  Notes to Consolidated Financial Statements (Unaudited).................            4

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..........................            7

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............           25

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings......................................................           26

         Item 2.  Changes in Securities and Use of Proceeds..............................           26

         Item 6.  Exhibits and Reports on Form 8-K.......................................           26


PART I    FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                HOTJOBS.COM, LTD.
                           CONSOLIDATED BALANCE SHEETS

                                                                                       JUNE 30,         DECEMBER 31,
                                                                                         1999               1998
                                                                                     ------------       ------------
                                                                                     (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents ..................................................      $  9,181,291       $    167,004
   Accounts receivable, net ...................................................         3,280,047          1,553,297
   Prepaid expenses and other current assets ..................................         1,205,261          1,042,675
                                                                                     ------------       ------------
          Total current assets ................................................        13,666,599          2,762,976
   Property and equipment, net ................................................         1,815,076            589,693
   Other assets ...............................................................           221,510            301,285
                                                                                     ------------       ------------
          Total assets ........................................................      $ 15,703,185       $  3,653,954
                                                                                     ------------       ------------
                                                                                     ------------       ------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Line of credit .............................................................      $    180,000       $    180,000
   Accounts payable and accrued expenses ......................................         3,815,605            617,879
   Due to affiliate ...........................................................                --          3,631,640
   Deferred revenue ...........................................................         2,906,931          1,954,582
   Current installments of obligations under capital leases ...................           209,321             72,950
                                                                                     ------------       ------------
          Total current liabilities ...........................................         7,111,857          6,457,051
Obligations under capital leases, excluding
       current installments ...................................................           319,555             79,999
                                                                                     ------------       ------------
          Total liabilities ...................................................         7,431,412          6,537,050
Redeemable convertible preferred stock ........................................           566,129                 --

Stockholders' equity (deficit):
   Preferred stock, $0.01 par value,
       10,000,000 shares authorized, 1,620,000 redeemable
       convertible shares issued and outstanding as of June 30, 1999 and
       none issued and outstanding as of December 31, 1998 ....................                --                 --
   Common stock, $0.01 par value; 100,000,000 shares authorized, 19,620,000 and
       20,820,000 shares issued and outstanding at
       June 30, 1999 and December 31, 1998, respectively ......................           196,200            208,200
Deferred compensation .........................................................        (7,055,727)                --
Additional paid-in capital ....................................................        22,884,081            111,304
Accumulated deficit ...........................................................        (8,318,910)        (3,202,600)
                                                                                     ------------       ------------
          Total stockholders' equity  (deficit) ...............................         7,705,644         (2,883,096)
                                                                                     ------------       ------------
Commitments and contingencies
          Total liabilities and stockholders'
          equity  (deficit) ...................................................      $ 15,703,185       $  3,653,954
                                                                                     ------------       ------------
                                                                                     ------------       ------------


          See accompanying notes to consolidated financial statements.

                                HOTJOBS.COM, LTD.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                    THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                    ---------------------------           -------------------------
                                                      1999                1998              1999             1998
                                                    ---------           --------          --------         ---------
Revenues ..................................      $  3,784,705       $    693,960       $  6,433,814       $  1,090,358

Cost of revenues..........................            643,792             89,337          1,232,211            166,820
                                                 ------------       ------------       ------------       ------------
          Gross profit ....................         3,140,913            604,623          5,201,603            923,538

Operating expenses:
   Product development ....................           187,340            111,742            343,751            201,594
   Sales and marketing ....................         4,031,098            628,817          7,259,607          1,153,406
   General and administrative .............         1,670,955            280,429          2,494,334            554,148
   Non-cash compensation ..................           164,948                 --            164,948                --
                                                 ------------       ------------       ------------       ------------
     Total operating expenses .............         6,054,341          1,020,988         10,262,640          1,909,148
                                                 ------------       ------------       ------------       ------------
          Loss from operations ............        (2,913,428)          (416,365)        (5,061,037)          (985,610)
Net interest income (expense) .............            12,814             (5,637)           (55,273)           (12,221)
                                                 ------------       ------------       ------------       ------------
          Net loss ........................      $ (2,900,614)      $   (422,002)      $ (5,116,310)      $   (997,831)
                                                 ------------       ------------       ------------       ------------
                                                 ------------       ------------       ------------       ------------
Deemed dividend attributable to issuance
   of convertible preferred stock .........           566,129                 --            566,129                --
                                                 ------------       ------------       ------------       ------------
Net loss attributable to common stock .....      $ (3,466,743)      $   (422,002)      $ (5,682,439)      $   (997,831)
                                                 ------------       ------------       ------------       ------------
                                                 ------------       ------------       ------------       ------------
Basic and diluted net loss per
   common share ...........................      $      (0.18)      $      (0.02)      $      (0.28)      $      (0.05)
                                                 ------------       ------------       ------------       ------------
                                                 ------------       ------------       ------------       ------------
Weighted average shares
   outstanding used in basic and
   diluted net loss per common
   share calculation ......................        19,633,187         21,190,286         20,223,315         21,244,840
                                                 ------------       ------------       ------------       ------------
                                                 ------------       ------------       ------------       ------------


          See accompanying notes to consolidated financial statements.

                                               HOTJOBS.COM, LTD.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                                -----------------------------
                                                                                  1999                1998
                                                                                ----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...............................................................      $ (5,116,310)      $   (997,831)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization ..........................................           229,445             21,203
Provision for doubtful accounts ........................................           235,000             31,950
Allocation of compensation from affiliate ..............................                --             91,000
Non-cash compensation ..................................................           164,948                 --
Changes in operating assets and liabilities:
   Accounts receivable .................................................        (1,961,750)          (355,405)
   Due to affiliate ....................................................           135,508            268,500
   Prepaid expenses and other current assets ...........................           162,877                 --
   Accounts payable and accrued expenses ...............................         2,857,246            821,736
   Deferred revenue ....................................................           952,349            421,597
   Other assets ........................................................            79,775             (5,000)
                                                                              ------------       ------------
              NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES ......        (2,260,912)           297,750
                                                                              ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures ...................................................          (997,688)          (214,580)
                                                                              ------------       ------------
              NET CASH USED IN INVESTING ACTIVITIES ....................          (997,688)          (214,580)
                                                                              ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common stock ..............................           (61,000)                --
Repayment to affiliate .................................................        (3,784,900)                --
Proceeds from issuance of redeemable convertible preferred stock .......        16,200,000                 --
Principal payments under capital lease obligations .....................           (81,213)           (16,182)
                                                                              ------------       ------------
              NET CASH PROVIDED BY (USED IN) FINANCING .................        12,272,887            (16,182)
                                                                              ------------       ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS ..............................         9,014,287             66,988
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .......................           167,004                 --
                                                                              ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .............................      $  9,181,291       $     66,988
                                                                              ------------       ------------
                                                                              ------------       ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid ..........................................................      $    123,209       $     12,221
NON-CASH TRANSACTIONS:
Equipment acquired under capital leases ................................      $    457,126       $    129,699
Barter transaction .....................................................      $    252,500       $         --




          See accompanying notes to consolidated financial statements.

                                HOTJOBS.COM, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1). DESCRIPTION OF BUSINESSS


    HotJobs.com, Ltd. (the "Company") is a leading Internet-based provider of recruiting solutions. The Company offers a suite of services that leverages the Internet to provide a direct exchange of information between job seekers and employers. The Company's suite of services includes its online employment exchange, WWW.HOTJOBS.COM, which provides member employers the tools to post, track and manage job openings on a real time basis, while allowing job seekers to identify, research, apply to and evaluate job opportunities. Our service also enables job seekers to prevent unwanted access by selected member companies to their resumes. In addition, headhunters are prohibited from using our employment exchange, thus ensuring direct contact between job seekers and member employers.

    HotJobs.com, Ltd. was incorporated in the State of Delaware on February 20, 1997 (inception) as HotJobs, Inc. On September 23, 1998, HotJobs, Inc. changed its name to HotJobs.com, Ltd. On June 18, 1999, the Company established an international presence with the incorporation of HotJobs.com Australia Pty, Ltd. in Australia.

    The majority of the Company's revenues are derived from corporate recruiter monthly subscriptions to WWW.HOTJOBS.COM and thus are of a recurring nature. The Company's suite of services also includes its proprietary Softshoe recruiting software, WorkWorld job fairs and online advertising and consulting services.

2)  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required under generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods presented in this filing have been made. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

    The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form S-1 as filed with the Securities and Exchange Commission.

3)  STOCK SPLITS

    On May 10, 1999, the Company effected a 2,000 for one stock split of the outstanding shares of its common stock. The Company effected a 24-for-one-stock split of the outstanding shares of its common stock prior to the completion of the initial public offering of the Company's common stock (the "IPO"). The accompanying consolidated financial statements have been retroactively restated to reflect the effect of these stock splits.

4)  STOCKHOLDERS' EQUITY

    COMMON STOCK

    On April 2, 1999, the Company redeemed 1,200,000 shares of its common stock for an aggregate price of $61,000. The Company redeemed these shares from three of the Company's employees.

                                HOTJOBS.COM, LTD
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

    In August and September 1999, the Company completed an initial public offering of 3,350,000 shares (including the partial exercise by the underwriters of their over allotment option) of the Company's common stock. Proceeds to the Company from this IPO totaled approximately $23.4 million, net of underwriting discounts and commissions and related expenses.

    CONVERTIBLE PREFERRED STOCK

    In May 1999, the Company sold 1,620,000 shares of Series A Preferred Stock for aggregate gross proceeds of $16,200,000. The investors in the Series A Preferred Stock included directors and an executive officer of the Company. At the completion of the IPO, the Series A Preferred Stock automatically converted into 3,934,019 shares of common stock at a conversion price of approximately $4.12 per share.

5)  BENEFICIAL CONVERSION FEATURE

    The Company recorded a beneficial conversion feature of $16,200,000 due to the Company's sale of 1,620,000 shares of Series A Preferred Stock with a conversion price that was below the then expected IPO price. Prior to the completion of the IPO, the $16,200,000 beneficial conversion feature was amortized as a non-cash preferred stock dividend, over four years, from the date of issuance of the Series A Preferred Stock to the date on which such stock would be first convertible into common stock, assuming no acceleration of the date of conversion. Accordingly, for the three months ended June 30, 1999, $566,129 of the beneficial conversion feature was recorded as a non-cash preferred stock dividend. Upon the IPO, all of the Series A Preferred Stock automatically converted into common stock and the remainder of the beneficial conversion feature was immediately recognized as a non-cash preferred stock dividend. As a result of the completion of the IPO in the third quarter of 1999, the $15,633,871 of beneficial conversion feature remaining will be recognized in the three months ended September 30, 1999 as a non-cash preferred stock dividend.

    Amortization of the beneficial conversion feature increases the net loss attributable to common stockholders by $0.03 per share on a basic and diluted basis in the three months ended June 30, 1999. We expect the recording of the remaining non-cash preferred stock dividend of $15,633,871 in the three months ended September 30, 1999 to increase the basic and fully diluted net loss per common share by $0.66 per share.

 6)  NON-CASH COMPENSATION

    In connection with the granting of options in 1999, the Company recorded deferred compensation of $7,220,675 during the three months ended June 30, 1999. For financial reporting purposes, the deferred compensation is being amortized as non-cash compensation over the vesting period of the related options. Accordingly, the Company amortized $164,948 of deferred compensation as non-cash compensation in the three month period ended June 30, 1999. The remainder of the deferred compensation will be amortized as non-cash compensation through May 2003 as the related options vest.

 7) STOCK AWARD PLAN

    The Company's Stock Award Plan served as the Company's equity incentive program through June 30, 1999. The Company granted options under the Stock Award Plan to purchase 4,314,200 shares of common stock at a weighted average exercise price of $0.62, of which 3,492,000 of the options became exercisable at the completion of the IPO and the remainder vest over a period of three or four years. After June 30, 1999, the Company will not grant options under the Stock Award Plan.

                                HOTJOBS.COM, LTD.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

 8) 1999 STOCK OPTION/STOCK ISSUANCE PLAN

    On June 30, 1999, the Company's board of directors adopted and its stockholders approved the 1999 Stock Option/Stock Issuance Plan. Effective July 1, 1999, the Stock Option/Stock Issuance Plan will serve as the Company's equity incentive program. The Company is authorized to issue 4,500,000 shares of common stock under the 1999 Stock Option/Stock Issuance Plan.

        The 1999 Stock Option/Stock Issuance Plan has three separate programs:
        - a discretionary option grant program under which eligible individuals in the Company's employ or service (including officers, non-employee board members and consultants) may be granted options to purchase shares of our common stock;
        - a stock issuance program under which such individuals may be issued shares of common stock directly, through the purchase of such shares or as a bonus tied to the performance of services; and
        - an automatic option grant program under which option grants will automatically be made at periodic intervals to eligible non-employee board members.

  9) SUBSEQUENT EVENTS

     a) LINE OF CREDIT

        On July 20, 1999, the Company repaid $180,000 in principal, along with interest due under a $500,000 line of credit with the Dime Savings Bank of New York. On September 16, 1999, the Company terminated this $500,000 line of credit.

     b) EMPLOYEE STOCK PURCHASE PLAN

        On August 10, 1999, the Employee Stock Purchase Plan became effective. The plan is designed to allow eligible employees to purchase shares of common stock at 85% of the lower of the fair market value of our common stock on the employee's entry date into the offering period or the fair market value on the semi-annual purchase date through periodic payroll deductions. A total of 250,000 shares of common stock will be available for issuance under the plan.

        The plan will have a series of successive offering periods, each with a maximum duration of 24 months. However, the initial offering period will begin on August 10, 1999 and will end on the last business day in July 2001. The next offering period will begin on the first business day in August 2001 and subsequent offering periods will be set by our Compensation Committee.

     c) LOAN AND SECURITY AGREEMENT

        On September 16, 1999, the Company entered into a Loan and Security Agreement with Silicon Valley Bank. The agreement consists of a $4,000,000 revolving line of credit and a $1,000,000 equipment line of credit. The revolving line of credit has a term of one year and bears interest at an annual rate of Prime plus 75 basis points. Interest on the revolving line of credit is payable monthly and any principal outstanding is payable at the end of the term. The equipment line of credit has a term of 42 months and bears interest at an annual rate of Prime plus 100 basis points. The Company may borrow under this equipment line of credit during the first six months of the term. Interest on the equipment line of credit is payable monthly and the principal is payable over 36 months commencing on April 1, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO FUTURE EVENTS AND FUTURE PERFORMANCE OF THE COMPANY WITHIN THE MEANING OF
        SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS", "ANTICIPATES", "INTENDS", "BELIEVES" OR SIMILAR LANGUAGE. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS. THE COMPANY CAUTIONS INVESTORS THAT ITS BUSINESS AND FINANCIAL PERFORMANCE ARE SUBJECT TO SUBSTANTIAL RISKS AND UNCERTAINTIES. IN EVALUATING THE COMPANY'S BUSINESS, PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THE INFORMATION SET FORTH BELOW UNDER THE CAPTION "RISK FACTORS" IN ADDITION TO THE OTHER INFORMATION SET FORTH HEREIN AND ELSEWHERE IN THE COMPANY'S OTHER PUBLIC FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. REFERENCE IN THIS REPORT TO "HOTJOBS.COM", "WE", "OUR" AND "US" REFER TO THE COMPANY.

        We are a leading provider of comprehensive recruiting solutions that leverage the Internet to exchange information more efficiently between job seekers and employers. The majority of our revenues are recurring and are derived primarily from employer memberships to our WWW.HOTJOBS.COM employment exchange. We also provide additional recruiting solutions to employers such as our proprietary Softshoe recruiting software, our WorkWorld job fairs, online advertising and consulting services.

        Founded in February 1997, we began operations with seven employees and we had grown to 107 employees as of June 30, 1999. Our early operating activities related primarily to the development of the necessary technological infrastructure for the operation of WWW.HOTJOBS.COM. In February 1997, we commercially launched our WWW.HOTJOBS.COM employment exchange. In September 1997, we began selling our Softshoe software. During 1998, we experienced significant increases in our revenue from sales of memberships to our employment exchange and license and hosting fees for our Softshoe software. In early 1999, we introduced our WorkWorld job fairs and expanded our marketing programs to increase awareness of the HotJobs.com brand. In May 1999, we raised $16.2 million in a private placement of our Series A Preferred Stock.

           We classify our revenues as follows:

           - Service fee revenue, consisting of subscription fees paid by employers for memberships to our WWW.HOTJOBS.COM employment exchange and software hosting fees paid by customers of our software. We sell memberships to each employer on a per recruiter basis and bill the employer monthly, quarterly, semi-annually or annually. Membership entitles each recruiter to post a specific number of jobs on WWW.HOTJOBS.COM simultaneously. Software hosting fees consist of recurring monthly fees to maintain an employer's Softshoe database as well as the hosting of a miscellaneous proprietary software product.

           - Software license revenue consisting of license fees paid by our Softshoe customers as well as license fees relating to a miscellaneous proprietary software product.

           - Job fair revenue, consisting of fees from employers that rent booths at our WorkWorld job fairs.

           - Other revenue, consisting of fees derived from single-ad job postings on WWW.HOTJOBS.COm, barter revenue, banner advertising, which we sell on a monthly and extended-term basis, and other Softshoe-related services, including system customization and resume scanning services, which we bill on a monthly and extended-term basis.

        We recognize revenue as follows:

           - SERVICE FEE REVENUE. We provide subscriptions for membership to our employment exchange for a minimum term of three months and a maximum term of 24 months. We recognize subscription revenue over the subscription term. We provide hosting services to Softshoe customers on a monthly basis, and we recognize hosting revenue in the month we provide the service. These hosting fees are contracted separately from the software license.
           - SOFTWARE LICENSE REVENUE. We recognize software license revenue ratably over the four year estimated useful life of the software, in accordance with Statements of Position 97-2 and 98-9 issued by the American Institute of Certified Public Accountants.
           - JOB FAIR REVENUE. We recognize job fair revenue in the month in which the job fair takes place.
           - OTHER REVENUE. We recognize revenue related to these services over the period of delivery of service. Other revenue also includes barter revenue, which consists of fees generated from exchanges of services with other vendors. We recognize barter revenue over the period that we receive the benefit.

           We classify our cost of revenue and operating expenses as follows:

           - COST OF REVENUE. Cost of revenue consists of compensation associated with network operations staff, technology support contract fees, Internet access, job fair expenses, resume scanning services, barter expenses and depreciation expense.
           - PRODUCT DEVELOPMENT EXPENSE. Product development expense consists primarily of costs associated with the compensation of product development personnel. Our product development expenses constitute all our research and development expenditures.
           - SALES AND MARKETING EXPENSE. Sales and marketing expense consists primarily of advertising and promotional expenses, public relations expenses, conference expenses, printing fees, sales and marketing compensation, including base salary and sales commissions, and telemarketing communications expenses. Sales commissions have remained relatively constant as a percentage of revenues, and we expect this to continue. However, the timing and magnitude of marketing initiatives have caused, and will continue to cause, fluctuations in sales and marketing expense as a percentage of revenues.
           - GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense consists primarily of compensation for administrative and executive staff, fees for professional services, bad debt expense and general office expense.

    We have incurred substantial losses in every fiscal period since our inception. For the six months ended June 30, 1999, we incurred a net loss of approximately $5.1 million. For the three months ended March 31, 1999, we incurred a net loss of approximately $2.2 million. As of June 30, 1999, and March 31, 1999, we had accumulated deficits of approximately $8.3 million and $5.4 million, respectively. Our net losses and resulting accumulated deficit are primarily due to the costs we incurred to develop our online employment exchange and software products in advance of substantial revenue and to expand our sales and marketing programs.

    We intend to devote significant resources to advertising and brand-marketing programs designed to attract new employers to subscribe to WWW.HOTJOBS.COM and new job seekers to use the site. This will result in sales and marketing expenses increasing as a percentage of total revenues in these periods. As of June 1, 1999, we had commitments of approximately $10.9 million for various advertising campaigns over the next three years. These obligations will be paid out of the $16.2 million raised in our Series A Preferred Stock private placement and from cash receipts from operations. These commitments include broadcasting, print, online, and outdoor advertising. We expect growth in the number of member employers of WWW.HOTJOBS.COM to result in substantial growth in subscription fees, both in terms of dollar amount and as a percentage of total revenue. Our strategy contemplates that revenue from employer memberships will likely be the single largest source of revenue for us in the immediate future.

    As a result of our expansion plans and our expectations that operating expenses will increase significantly in the next several years, especially in the areas of sales and marketing and brand promotion, we expect to incur additional losses from operations for the foreseeable future. To the extent that (1) increases in our operating expenses continue and are not subsequently followed by commensurate increases in revenue or (2) we are unable to adjust operating expense levels accordingly, our operating losses may exceed our expectations for those periods. We cannot be sure that we will ever achieve or sustain profitability.

    RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated, our results of operations expressed as a percentage of revenues:

                                      THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                      ---------------------------    -------------------------
                                          1999           1998           1999           1998
                                          ----           ----           ----           ----
Revenues:
   Service fees                             75%            91%            75%            89%
   Software license fees                     2              7              2              9
   Job fair fees                             8             --              8             --
   Other                                    15              2             15              2
                                          ----           ----           ----           ----
        Total revenues                     100            100            100            100
Cost of revenues                            17             13             19             16
                                          ----           ----           ----           ----
        Gross profit                        83             87             81             84
Operating Expenses:
   Product Development                       5             16              5             18
   Sales and marketing                     107             91            113            106
   General and administrative               44             40             39             51
   Non-cash compensation                     4             --              3             --
                                          ----           ----           ----           ----

        Total operating expenses           160            147            160            175
                                          ----           ----           ----           ----
             Loss from operations          (77)           (60)           (79)           (91)
Net interest income (expense)               --             (1)            (1)            (1)
                                          ----           ----           ----           ----
             Net loss                      (77)%          (61)%          (80)%          (92)%
                                          ----           ----           ----           ----
                                          ----           ----           ----           ----

    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

    REVENUES

    Our total revenues increased to approximately $3.8 million for the three months ended June 30, 1999 from approximately $694,000 for the three months ended June 30, 1998. Our total revenues increased to approximately $6.4 million for the six months ended June 30, 1999, from approximately $1.1 million for the six months ended June 30, 1998. The increase in revenues in both the three and six month periods ended June 30, 1999 compared to the same periods in 1998, reflected increased revenue in all of the Company's revenue categories.

    SERVICE FEES. Service revenue increased to approximately $2.8 million for the three months ended June 30, 1999, from approximately $628,000 for the three months ended June 30, 1998, and to approximately $4.8 million for the six months ended June 30, 1999, from approximately $974,000 for the six months ended June 30, 1998. These increases resulted primarily from an increase in the number of employers subscribing to WWW.HOTJOBS.COM and, to a lesser extent, an increase in the hosting fees generated by a larger number of licensees of our Softshoe software.

    SOFTWARE LICENSE FEES. Software license revenue increased to approximately $83,000 for the three months ended June 30, 1999 from approximately $51,000 for the three months ended June 30, 1998, and to approximately $161,000 for the six months ended June 30, 1999, from approximately $96,000 for the six months ended

    June 30, 1998. These increases resulted primarily from an increase in the number of companies that license our proprietary Softshoe software.

    JOB FAIR FEES. Job fair revenue was approximately $314,000 for the three months ended June 30, 1999 compared to none for the three months ended June 30, 1998, and was approximately $530,000 for the six months ended June 30, 1999, compared to none for the six months ended June 30, 1998. Job fair revenue in 1999 resulted from the launch of this service in 1999.

    OTHER FEES. Other revenue increased to approximately $544,000 for the three months ended June 30, 1999, from $15,000 for the three months ended June 30, 1998, and to approximately $938,000 for six months ended June 30, 1999, from $20,000 for the six months ended June 30, 1998. Other revenue increased mainly as a result of the inception of single ad job postings and barter revenues in 1999.

    COST OF REVENUES

    Cost of revenues increased to approximately $644,000 for the three months ended June 30, 1999, from approximately $89,000 for the three months ended June 30, 1998. For the six months ended June 30, 1999, cost of revenues were approximately $1.2 million compared to approximately $167,000 for the six months ended June 30, 1998. Cost of revenues increased for the three and six months ended June 30, 1999 compared to the same periods in 1998 as a result of the increase in revenues. Cost of revenues as a percentage of revenues for the three months ended June 30, 1999 and 1998 were 17% and 13%, respectively. For the six months ended June 30, 1999 and June 30, 1998, cost of revenues as a percentage of revenues were 19% and 16%, respectively. The increase in the percentage of cost of revenues to revenues in both the three and six months ended June 30, 1999 compared to the same periods in 1998 principally reflects the increased costs associated with both barter and job fair revenues which were initiated in 1999. The Company incurs higher costs associated with both barter and job fair revenues than with the Company's other revenue sources.

    OPERATING EXPENSES

    PRODUCT DEVELOPMENT EXPENSE. Product development expense increased to approximately $187,000 in the three months ended June 30, 1999, from approximately $112,000 in the three months ended June 30, 1998. For the six months ended June 30, 1999, product development expenses were approximately $344,000, compared to approximately $202,000 for the six months ended June 30, 1998. The increased product development expenses in the three and six months ended June 30, 1999 compared to the same periods in 1998 reflects the Company's continuing efforts to provide enhanced content and features in its products and services.

    SALES AND MARKETING EXPENSE. Sales and marketing expense increased to approximately $4.0 million for the three months ended June 30, 1999, from approximately $629,000 for the three months ended June 30, 1998, and increased as a percentage of revenue to 107% for the three months ended June 30, 1999, from 91% for the three months ended June 30, 1998. Sales and marketing expenses increased to approximately $7.3 million for the six months ended June 30, 1999, from approximately $1.2 million for the six months ended June 30, 1998, and increased as a percentage of revenue to 113% for the six months ended June 30, 1999, from 106% for the six months ended June 30, 1998. The increase in sales and marketing expense results from the Company's commitment to build brand awareness in the market place, as well as build its sales and marketing work forces.

    GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased to approximately $1.7 million for the three months ended June 30, 1999, from approximately $280,000 for the three months ended June 30, 1998. For the six months ended June 30, 1999, general and administrative expense increased to approximately $2.5 million, from approximately $554,000 for the six months ended June 30, 1998. The increases in general and administrative expense for both periods of 1999 compared to 1998 reflects salaries and related expenses associated with hiring additional administrative personnel.

    NON-CASH COMPENSATION EXPENSE. We recorded approximately $165,000 of non-cash compensation for the three and six months ended June 30, 1999, which represents the amortization of approximately $7.2 million of deferred compensation recorded for the three months ended June 30, 1999 in connection with stock options granted below the expected IPO price during the three months ended June 30, 1999. Deferred compensation of approximately $7.2 million will be amortized over the periods during which the related options vest. The remainder of such deferred compensation will be amortized through May 2003 as the options vest.

    NET INTEREST INCOME (EXPENSE)

    For the three months ended June 30, 1999, the Company recorded net interest income of approximately $13,000 compared to approximately $6,000 of net interest expense for the three months ended June 30, 1998. Net interest expense increased to approximately $55,000 for the six months ended June 30, 1999, from approximately $12,000 for the six months ended June 30, 1998. Net interest income in the three months ended June 30, 1999 reflected the investment of the Company's excess cash, which resulted from the sale of the Series A Preferred Stock in May 1999. Prior to the sale of the Series A Preferred Stock, the Company was a net borrower of funds and had recorded net interest expense.

    NET LOSS

    We recorded a net loss of approximately $2.9 million for the three months ended June 30, 1999, compared to a net loss of approximately $422,000 for the comparable period of 1998. For the three months ended June 30, 1999 and 1998, the basic and diluted net loss per common share was $0.18 and $0.02, respectively. For the six months ended June 30, 1999 and 1998, the net loss was approximately $5.1 million and $998,000 respectively, or a basic and diluted net loss per common share of $0.28 and $0.05, respectively. The increase in the net loss for both periods of 1999 compared to 1998 was primarily attributable to the increased costs associated with building brand awareness and increased hiring in connection with the growth of the Company.

    LIQUIDITY AND CAPITAL RESOURCES

    Since our inception, we have financed our operations primarily through funding from a related party, the private placement of equity securities and our IPO. On August 13, 1999, we completed the initial public offering of 3,000,000 shares of our common stock for gross proceeds of $24.0 million, and net proceeds of approximately $22.3 million, before deducting expenses of the offering. On September 2, 1999, the underwriters exercised their over-allotment option to the extent of 350,000 shares, resulting in gross proceeds to the Company of $2.8 million, and net proceeds of approximately $2.6 million, before deducting expenses of the offering.

    Management believes that the proceeds of the IPO, plus cash on hand at June 30, 1999 of approximately $9.2 million and the $5.0 million available under the credit facility with Silicon Valley Bank will be sufficient to fund the Company's sales and marketing and other growth needs into the second quarter of 2000. The Company may also consider the sales of additional equity or debt securities of the Company, depending upon the needs of the Company and market conditions.

    Net cash used in operating activities was approximately $2.3 million for the six months ended June 30, 1999, compared to approximately $298,000 provided by operating activities for the six months ended June 30, 1998. Cash used in operating activities for the six months ended June 30, 1999 was primarily due to the net loss of approximately $5.1 million during the period which resulted from costs incurred to support the Company's sales and marketing efforts and the increased personnel required to manage the Company's growing operations combined with a higher level of accounts receivable resulting from increased revenues which was partially offset by increases in accounts payable and accrued expenses and deferred revenue.

    Net cash used in investing activities was approximately $998,000 for the six months ended June 30, 1999, compared to approximately $215,000 for the six months ended June 30, 1998. We used net cash in investing activities for capital expenditures.

    Net cash provided by financing activities was approximately $12.3 million for the six months ended June 30, 1999, compared to cash required of approximately $16,000 for the six months ended June 30, 1998. Cash provided by financing activities consisted primarily of the $16.2 million we raised in our May 1999 private placement.

    As of June 30, 1999, we had approximately $9.2 million of cash and cash equivalents. As of June 30, 1999, our principal commitments consisted of advertising expenditures.

    Although we have no material commitments for capital expenditures, management anticipates that we will experience an increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel. We currently anticipate that we will continue to experience growth in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources.

    YEAR 2000 COMPLIANCE

    OVERVIEW. Many currently installed computer systems and software products are coded to accept or recognize only two-digit entries in the date code field. These systems and software products will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and software used by many companies and governmental agencies may need to be upgraded to comply with such year 2000 requirements or risk system failure or miscalculations which could cause disruptions of normal business activities.

    STATE OF READINESS. We have made a preliminary assessment of the year 2000 readiness of our information technology ("IT") systems, including the hardware and software that enable us to provide and deliver our products and services. Our year 2000 readiness plan consists of:

      - quality assurance testing of our internally developed proprietary software;
      - contacting third-party vendors and licensors of material software and services that are both directly and indirectly related to the delivery of our products and services;
      -   assessing our repair and replacement requirements; and
      -   creating contingency plans in the event of year 2000 failures.

    We performed a year 2000 simulation on our software during the second quarter of 1999 to test system readiness and found no anomalous behavior in our systems. We have been informed by all 12 of our material software component vendors and our Internet service provider that the products we use are currently year 2000 compliant. We purchased all of our software and hardware within the past two years and accordingly, we believe that we do not have legacy systems that have been historically identified to have year 2000 issues. We have applied all known vendor patches for relevant software to bring them into compliance with vendor-defined, year 2000 standards. We are in the process of engaging an outside firm to audit our application code.

    We are currently assessing our non-IT systems and will seek assurance of year 2000 compliance from providers of material non-IT systems. Until testing is complete and we contact these vendors and providers, we will not be able to completely evaluate whether our IT systems or non-IT systems will need to be revised or replaced.

         PRODUCTS. Under most of our Softshoe license agreements, we warrant that our Softshoe software is free from programming defects arising from year 2000 issues. Our obligation is to remedy the defect or replace the product. We believe that our Softshoe product is free of year 2000 defects.

         COSTS. To date we have not incurred any material costs in identifying or evaluating year 2000 compliance issues. Based on our assessment to date, we do not anticipate that costs associated with remediating our non-compliant IT systems or non-IT systems will be material. We expect that our existing employees or consultants will perform any significant work pertaining to year 2000 compliance.

         RISKS. We are not currently aware of any year 2000 compliance problems relating to our technology or our IT or non-IT systems that would have a material adverse effect on our business, results of operations or financial condition. However, we may discover year 2000 compliance problems in our technology that will require substantial revisions. In addition, we may need to revise or replace third party software, hardware or services incorporated into our material IT and non-IT systems, all of which could be time consuming and expensive. If we fail to fix our technology or to fix or replace third party software, hardware or services on a timely basis, the result could be lost revenues, increased operating costs, the loss of customers and other business interruptions, any of which could have a material adverse effect on our business, results of operations and financial condition. Moreover, the failure to adequately address year 2000 compliance issues in our technology and our IT and non-IT systems could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend. In addition, we cannot assure you that governmental agencies, utility companies, Internet access companies, third party service providers and others outside our control will be year 2000 compliant. The failure by such entities to be year 2000 compliant could result in a systemic failure beyond our control, such as a prolonged Internet, telecommunications or electrical failure, which could also prevent us from delivering our products and services to our customers, decrease the use of the Internet or prevent users from accessing the websites of companies with whom we have entered into business alliances, which could have a material adverse effect on our business, results of operations and financial condition.

         CONTINGENCY PLAN. On September 15, 1999, the Company formed a contingency plan for the failure of one or more critical system components as a result of year 2000 bugs in one or more proprietary and third party systems. While no outage is anticipated and all tests to date have indicated that our systems are year 2000 compliant, the plan identifies first, second, and third-level technical alternatives which can be implemented to minimize or eliminate down time in the event of component or system failures.

         WORST CASE SCENARIO. Based on our assessment completed to date, we believe that the reasonably likely worst case scenario with respect to year 2000 issues could be:

         - portions of WWW.HOTJOBS.COm may be down while programmers fix our systems or the systems of ISPs or other third parties;
         - temporary data loss could occur while back-up copies of data are retrieved from tape;
         - lengthy outages could occur while programmers work to repair or restore corrupted or missing database files; and
         - our internal corporate, billing and accounting system may be down while programmers fix our system.

    Although these events could have an adverse effect on our business in the short term, we do not believe that year 2000 issues will materially and adversely affect our business, results of operations or financial condition over the long term. While we will have system engineers on-site over the year 2000-date change, we can give no assurance that all expectations will be realized.

    RISK FACTORS

           RISKS RELATED TO OUR FINANCIAL CONDITION AND BUSINESS MODEL

    WE HAVE A LIMITED OPERATING HISTORY SO IT WILL BE DIFFICULT FOR YOU TO EVALUATE AN INVESTMENT IN THE COMPANY.

    We were incorporated and began operations in February 1997. Accordingly, we have only a limited operating history for you to evaluate an investment in the Company. As a new company, we face risks and uncertainties relating to our ability to successfully implement our strategy. You must consider the risks, expenses and uncertainties that an early stage company like ours faces. If we cannot address these risks and uncertainties or are unable to execute our strategy, may not be successful.

    WE HAVE NOT BEEN PROFITABLE, AND WE EXPECT OUR LOSSES TO CONTINUE.

    We have never been profitable. If our revenues grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not be able to generate sufficient revenues to achieve or sustain profitability. For the six months ended June 30, 1999, we incurred a net loss of approximately $5.1 million. As of June 30, 1999, we had an accumulated deficit of approximately $8.3 million. We expect to continue to lose money in the foreseeable future because we anticipate incurring significant expenses in connection with building awareness of HotJobs.com and improving our products and services. We forecast our future expense levels based on our operating plans and our estimates of future revenues. We may find it necessary to accelerate expenditures relating to our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among potential job seekers and employers.

    YOU SHOULD NOT RELY ON OUR QUARTERLY OPERATING RESULTS AS AN INDICATION OF OUR FUTURE RESULTS BECAUSE THEY ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS. FLUCTUATIONS IN OUR OPERATING RESULTS OR THE FAILURE OF OUR OPERATING RESULTS TO MEET THE EXPECTATIONS OF PUBLIC MARKET ANALYSTS AND INVESTORS MAY NEGATIVELY IMPACT OUR STOCK PRICE.

    Our quarterly operating results may fluctuate significantly in the future due to a variety of factors that could affect our revenues or our expenses in any particular quarter. Fluctuations in our quarterly operating results could cause our stock price to decline.

    Factors that may affect our quarterly results include:

    You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance.

        - mismatches between resource allocation and consumer demand due to difficulties in predicting consumer demand in a new market;

        - the demand for and acceptance of our website, products, product developments and services;

        - the timing, amount and mix of subscription, license and service payments;

        - changes in general economic conditions, such as recessions, that could affect recruiting efforts generally and online recruiting efforts in particular;

        -    the magnitude and timing of marketing initiatives;

        -    the maintenance and development of our strategic relationships;

        - the introduction, development, timing, competitive pricing and market acceptance of our products and services and those of our competitors;

        -    the attraction and retention of key personnel;

        -    our ability to manage our anticipated growth and expansion;

        -    our ability to attract qualified job seekers; and

        - technical difficulties or system downtime affecting the Internet generally or the operation of our products and services specifically.

    As a result of the factors listed above and because the online recruiting market is new and it is difficult to predict customer demand, it is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. This could cause our stock price to decline. In addition, we plan to significantly increase our operating expenses to expand our sales and marketing, administration, consulting and training, maintenance and technical support and research and development groups. If revenues fall below our expectations in any quarter and we are unable to quickly reduce our spending in response, our operating results would be lower than expected and our stock price may fall.

    OUR BUSINESS MODEL IS UNPROVEN AND MAY NOT BE ADAPTABLE TO A CHANGING
    MARKET.

    If we are not able to anticipate changes in the online recruiting market or if our business model is not successful, we may not be able to expand our business or to successfully compete with other companies, which could have a material adverse effect on our business, results of operations and financial condition. Our current business model depends on recurring revenue from employers using our website and hosting fees associated with our application software. Our revenue model and profit potential are unproven. If current employers decide to discontinue our service and we are unable to replace them with new employers, our revenues could decrease. It is possible that we will be required to further adapt our business model in response to additional changes in the online recruiting market or if our current business model is not successful.

    WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT FUNDS TO GROW OUR BUSINESS AND ANY ADDITIONAL FINANCING MAY BE ON TERMS ADVERSE TO THE INTERESTS OF OUR STOCKHOLDERS.

    We may need additional financing to continue to grow our business. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund our expansion, successfully promote our brand name, develop or enhance our products and services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business. If we are able to raise additional funds and we do so by issuing equity securities, holders of our common stock may experience significant dilution of their ownership interest and holders of these securities may have rights senior to those of the holders of our common stock. If we obtain additional financing by issuing debt securities, the terms of these securities could restrict or prevent us from paying dividends and could limit our flexibility in making business decisions.

    Because we expect to generate losses for the foreseeable future, we do not expect that income from our operations will be sufficient to meet these needs. We expect to raise additional funds in the future in order to fund our anticipated growth, more aggressive marketing programs or the acquisition of complementary businesses, technologies and services. Obtaining additional financing will be subject to a number of factors including:

        -   market and economic conditions;
        -   our financial condition and operating performance; and
        -   investor sentiment.

These factors may make the timing, amount, terms and conditions of additional financing unattractive for us.

                    RISKS RELATED TO OUR MARKETS AND STRATEGY

    THE INTERNET IS NOT A PROVEN RECRUITING MEDIUM.

    If we are unable to compete with traditional recruiting and job seeking methods, our revenues could be reduced. The future of our business is dependent on the acceptance by job seekers and employers of the Internet as an effective job seeking and recruiting tool. Of the 6 million businesses in the U.S, Forrester Research, Inc. estimates that only 15,000 businesses currently recruit online. The online recruiting market is new and rapidly evolving, and we do not yet know how effective online recruiting is compared to traditional recruiting methods. The adoption of online recruiting and job seeking, particularly among those that have historically relied upon traditional recruiting methods, requires the acceptance of a new way of conducting business, exchanging information, advertising and applying for jobs. Many of our potential employer customers have little or no experience using the Internet as a recruiting tool, and only select segments of the job seeking population have experience using the Internet to look for jobs. As a result, we cannot be sure that we will be able to effectively compete with traditional recruiting and job seeking methods.

    WE WILL ONLY BE ABLE TO EXECUTE OUR BUSINESS MODEL IF USE OF THE INTERNET GROWS.

    If Internet usage does not continue to grow, we may not be able to meet our business objectives. Internet usage may be inhibited by any of the following factors:

        - the Internet infrastructure may not be able to support the demands placed on it, or its performance and reliability may decline as usage grows;

        - websites may not be able to provide adequate security and authentication of confidential information contained in transmissions over the Internet; and

        - the Internet industry may not be able to adequately respond to privacy concerns of potential users.

    WE MAY NOT BE ABLE TO DEVELOP AWARENESS OF OUR BRAND NAME.

    If we fail to successfully promote and maintain our HotJobs.com brand name, incur significant expenses in promoting our brand and fail to generate a corresponding increase in revenue as a result of our branding efforts, or encounter legal obstacles which prevent our continued use of our brand name, our revenues could be materially adversely affected. We believe that continuing to build awareness of our brand name is critical to achieving widespread acceptance of our business. Brand recognition is a key differentiating factor among providers of online recruiting services, and we believe it could become more important as competition in the online recruiting market increases. In order to maintain and build brand awareness, we must succeed in our marketing efforts, provide high quality services and increase the number of high quality job seekers using WWW.HOTJOBS.COM. Failure to successfully maintain and build awareness of our brand could reduce our revenues.

    WE MAY NOT BE ABLE TO SUCCESSFULLY INTRODUCE NEW OR ENHANCED PRODUCTS AND SERVICES.

    The failure of any new or enhanced products and services to achieve market acceptance and generate revenue could result in a material adverse effect on our revenues. We expect to introduce enhanced products and services in order to generate additional revenues, attract and retain more employers, attract more job seekers to our website and respond to competition. Any new or enhanced product or service we introduce that is not favorably received could damage our reputation and the perception of our brand name.

    WE WILL NOT BE ABLE TO ATTRACT JOB SEEKERS OR EMPLOYERS IF WE DO NOT CONTINUALLY ENHANCE AND DEVELOP THE CONTENT AND FEATURES OF OUR PRODUCTS AND SERVICES. To remain competitive, we must continually improve the responsiveness, functionality and features of our products and services and develop other products and services that are attractive to job seekers and employers. We may not succeed in developing or introducing features, functions, products or services that job seekers and employers find attractive. This could reduce the number of job seekers and employers using WWW.HOTJOBS.COM and materially adversely affect our revenues.

    WE MAY LOSE BUSINESS IF WE FAIL TO KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGIES AND CUSTOMER NEEDS. If we are unable to timely and successfully develop and introduce new products and enhancements to existing products in response to our industry's changing technological requirements, our revenues could be materially adversely affected. Our success is dependent on our ability to develop new and enhanced software, services and related products to meet rapidly evolving technological requirements for online recruiting software and solutions. Our current technology may not meet the future technical requirements of employers. Trends that could have a critical impact on our success include:

        -   rapidly changing technology in online recruiting;

        - evolving industry standards, including both formal and DE FACTo standards relating to online recruiting;

        -   developments and changes relating to the Internet;

        -   competing products and services that offer increased functionality;
            and

        -   changes in employer and job seeker requirements.

    OUR BUSINESS AND GROWTH WILL SUFFER IF WE ARE UNABLE TO HIRE AND RETAIN HIGHLY SKILLED PERSONNEL.

    If we are unable to hire and retain skilled personnel, our growth may be restricted, and the quality of our products and services and our revenues may be reduced. Our future success depends on our ability to attract, train, motivate and retain highly skilled employees. Competition for highly skilled employees is intense, particularly in the Internet industry. We may be unable to retain our skilled employees or attract, assimilate and retain other highly skilled employees in the future. We have from time to time in the past experienced, and we may experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

    WE MAY NOT BE ABLE TO EFFECTIVELY MANAGE OUR EXPANDING OPERATIONS.

    If we are not able to expand our operations in an efficient manner, our expenses could grow disproportionately to revenues or our revenues could decline or grow more slowly than expected, either, of which could have a material adverse effect on our business, results of operations and financial condition. We have recently experienced a period of rapid growth. In order to execute our business plan, we must continue to grow significantly. We had 15 employees in January 1998. As of June 30, 1999, the number had increased to 107. We expect that the number of our employees will continue to increase for the foreseeable future. This growth has placed, and will continue to place, a significant strain on our management, systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures. We will also need to continue to expand and maintain close coordination among our technical, accounting, finance and sales and marketing organizations. If we do not succeed in these efforts, it could reduce our revenues.

    INTENSE COMPETITION MAY RENDER OUR SERVICES AND PRODUCTS UNCOMPETITIVE OR OBSOLETE.

    Due to competition, we may experience reduced margins on our products and services, loss of market share or less use of WWW.HOTJOBS.COM by job seekers and employers. If we are not able to compete effectively with current or future competitors as a result of these and other factors, our revenues could be materially adversely affected.

    The market for online recruiting solutions is intensely competitive and highly fragmented. We compete with companies, including recruiting search firms that offer a single database job board solution, such as Monster.com, as well as newspapers, magazines and other traditional media companies that provide online job search services, such as CareerPath.com. We also compete with large Internet information hubs, or portals, such as Excite@Home. We may experience competition from potential customers to the extent that they develop their own online recruiting offerings internally. In addition, we compete with traditional recruiting services, such as headhunters, for a share of employers' total recruiting budgets. We expect to face additional competition as other established and emerging companies, including print media companies and headhunters with established brands, enter the online recruiting market.

    Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and larger customer bases than we do. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships to expand their businesses or to offer more comprehensive solutions.

    We believe that there will be rapid business consolidation in the online recruiting industry. Accordingly, new competitors may emerge and rapidly acquire significant market share. In addition, new technologies will likely increase the competitive pressures that we face. The development of competing technologies by market participants or the emergence of new industry standards may adversely affect our revenues and ultimately our competitive position.

    LOSS OF ANY OF OUR KEY MANAGEMENT PERSONNEL COULD NEGATIVELY IMPACT OUR BUSINESS.

    The loss or departure of any of our officers or key employees could materially adversely affect our ability to implement our business plan and could lower our revenues. Our future success depends to a significant extent on the continued service and coordination of our management team, particularly Richard S. Johnson, our President and Chief Executive Officer. We do not maintain key person insurance for any member of our management team. In addition, certain members of our management team have joined us within the last year. These individuals have not previously worked together and are becoming integrated into our management team. If our key management personnel are not able to work together effectively or successfully, our business could be materially adversely affected.

    WE MAY NOT BE SUCCESSFUL IN OUR PLAN FOR INTERNATIONAL EXPANSION.

    We may not be able to successfully execute our business plan in foreign markets. If revenue from international ventures is not adequate to cover our investment in those ventures, our total revenues could be materially adversely affected.

    We believe that our employers are increasingly attempting to fill positions in international markets and that job seekers are increasingly seeking positions in international markets. We believe that expansion into international markets through a combination of internal business expansion, strategic alliances and potential acquisitions will increase the number of job seekers who post their resumes on WWW.HOTJOBS.COM and will increase the number and variety of jobs available to our job seekers. Our future international operations might not succeed for a number of reasons including:

        -   difficulties in staffing and managing foreign operations;

        -   competition from local recruiting services;

        - operational issues such as longer customer payment cycles and greater difficulties in collecting accounts receivable;

        -   seasonal reductions in business activity;

        -   language and cultural differences;

        - legal uncertainties inherent in transnational operations such as export and import regulations, tariffs and other trade barriers;

        -   taxation issues;

        - unexpected changes in trading policies, regulatory requirements and exchange rates;

        - issues relating to uncertainties of laws and enforcement relating to the protection of intellectual property; and

        -   general political and economic trends.

    WE MAY NOT BE ABLE TO SUCCESSFULLY MAKE ACQUISITIONS OF OR INVESTMENTS IN OTHER COMPANIES.

    If we make an acquisition of a company, we could have difficulty assimilating the acquired company's operations and personnel, which could increase our expenses. If we make other types of acquisitions, we could have difficulty in assimilating any acquired products, services, personnel and technologies into our operations. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and charges and materially adversely affect our revenues. Though we have no present understanding or agreement relating to any acquisition of or investment in another company or its business, our business strategy includes the pursuit of acquisitions. In executing this strategy, we may incur expenses without being able to identify suitable acquisition candidates, which could reduce our profitability.

         RISKS RELATED TO THE INTERNET AND OUR TECHNOLOGY INFRASTRUCTURE

    WE MAY EXPERIENCE REDUCED VISITOR TRAFFIC, REDUCED REVENUE AND HARM TO OUR REPUTATION IN THE EVENT OF UNEXPECTED NETWORK INTERRUPTIONS CAUSED BY SYSTEM FAILURES.

    Any system failure, including network, software or hardware failure, that causes an interruption in the delivery of our products and services or a decrease in responsiveness of our services could result in reduced visitor traffic, reduced revenue and could materially adversely affect out reputation and brand. Our servers and software must be able to accommodate a high volume of traffic. We have experienced system interruptions in the past, and we believe that these interruptions will continue to occur from time to time in the future. We believe that visitor traffic is also dependent on the timing and magnitude of our advertising. We have experienced monthly fluctuations in visitor traffic, including short-term reductions. Any substantial increase in demands on our servers will require us to expand and adapt our network infrastructure. If we are unable to add additional software and hardware to accommodate increased demand, we could experience unanticipated system disruptions and slower response times. Any catastrophic failure at our co-location facility could prevent us from serving our web traffic for up to several days, and any failure of our Internet service provider may adversely affect our network's performance. Our clients may become dissatisfied by any system failure that interrupts our ability to provide our products and services to them or results in slower response times. We do not maintain business interruption insurance and our other insurance may not adequately compensate us for any losses that may occur due to any failures in our system or interruptions in our service.

    BREACHES OF OUR NETWORK SECURITY COULD BE COSTLY.

    Because we host all of the HotJobs.com-related data for our customers, we may be liable to any of those customers that experience losses due to our security failures. As a result, we may be required to expend capital and resources to protect against or to alleviate security breaches, which could reduce our profitability and the value of your investment. A significant barrier to confidential communications over the Internet has been the need for security. We may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by these breaches. If unauthorized persons penetrate our network security, they could misappropriate proprietary information or cause interruptions in our services. Misappropriation of our proprietary information or interruptions of our services could result in reduced visitor traffic. Reduced visitor traffic may result in fewer job seekers posting their resumes to our WWW.HOTJOBS.COM employment exchange, which, in turn, may discourage employers from subscribing to the employment exchange. We generate a substantial portion of our revenue from these subscription fees.

    COMPUTER VIRUSES MAY CAUSE OUR SYSTEMS TO INCUR DELAYS OR INTERRUPTIONS, WHICH COULD REDUCE DEMAND FOR OUR SERVICE AND DAMAGE OUR REPUTATION.

    Computer viruses may cause our systems to incur delays or other service interruptions and could reduce our revenues. In June 1999, we detected a virus on a file server which supports our office equipment. The inadvertent transmission of computer viruses could expose us to a material risk of loss or litigation and possible liability. Moreover, if a computer virus affecting our system is highly publicized, our reputation could be materially damaged and our visitor traffic may decrease. Any of these events could have a material adverse effect on our business.

    WE MAY NOT BE ABLE TO ACCESS THIRD PARTY TECHNOLOGY UPON WHICH WE DEPEND.

    If we lose the ability to access third party technology which we use, are unable to gain access to additional products or are unable to integrate new technology with our existing systems, we could experience delays in our development and introduction of new services and related products or enhancements until equivalent or replacement technology can be accessed, if available, or developed internally, if feasible. If we experience these delays, our revenues could be reduced and our business could be materially adversely affected. We license technology that is incorporated into our services and related products from third parties, including the Oracle Corporation for database technology and Thunderstone Software-EPI, Inc. for full-text indexing. In light of the rapidly evolving nature of Internet technology, we may increasingly need to rely on technology from other vendors. Technology from current or other vendors may not continue to be available to us on commercially reasonable terms, or at all.

    WE COULD LOSE SUBSTANTIAL REVENUES OR INCUR SIGNIFICANT COSTS DUE TO YEAR 2000 ISSUES.

    Any failure of our systems to be year 2000 compliant could reduce our revenues. Significant uncertainties exist in the software industry concerning the potential effects associated with the failure of computer systems and software to be year 2000 compliant. Computer systems and software must accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, software and computer systems may need to be upgraded in order to be year 2000 compliant or risk system failure or miscalculations which could cause disruptions of normal business activities.

    OUR PRODUCTS AND SERVICES MAY NOT BE YEAR 2000 COMPLIANT. Year 2000 problems could materially adversely affect our current products and services and the WWW.HOTJOBS.COM website, resulting in lower revenues. We have completed an assessment of the year 2000 readiness of our products and services. We believe that all of the products and services we currently offer were year 2000 compliant at the time of installation or launch. We have conducted tests internally to validate the compliance of these products. We cannot be certain, however, that these tests have detected all potential year 2000 problems. To address potential disruptions, we maintain off-site backup data for our databases, and we are developing a redundant, outsourced data center to protect against the failure of the WWW.HOTJOBS.COM website and its associated hardware. However, these precautions may not be sufficient to prevent a failure of our products and systems. Any business disruption due to a failure of our products or systems to be year 2000 compliant could have a material adverse effect on our revenues and the value of your investment.

    OUR INTERNAL COMPUTER SYSTEMS MAY NOT BE YEAR 2000 COMPLIANT. Any business disruption caused by the failure of our internal systems to be year 2000 compliant could have a material adverse effect on our revenues. We have reviewed year 2000 compliance statements made by the vendors of our software systems, such as accounting and database management systems, and we have completed an assessment of the year 2000 readiness of our internal systems. Based on this review and assessment, we currently believe that our internal software systems are year 2000 compliant. We cannot be certain, however, that we are aware of all potential year 2000 problems. The failure of our internal systems could disrupt our business. To address these potential disruptions, we maintain off-site backup data for our internal systems and databases. However, these precautions may not be sufficient to prevent a failure of our internal systems.

    OUR EMPLOYERS' AND JOB SEEKERS' SYSTEMS MAY NOT BE YEAR 2000 COMPLIANT. If either employers or job seekers experience sustained difficulty in accessing our products and services due to year 2000 complications, our revenues could be materially adversely affected. It is possible that our employers will experience problems with their Internet sites or internal computer systems due to software that is not year 2000 compliant, which could lead to disruptions in their ability to use the services of WWW.HOTJOBS.COM. If employers are not able to use our services for a period of time, they may cease using our services. Also, if a substantial number of employers are unable to use our services for a long period of time, the quality and quantity of jobs available at WWW.HOTJOBS.COM may decrease, which could discourage qualified job seekers from using our services. Similarly, if a substantial percentage of job seekers are unable to access our services due to failures in their computer systems, recruiters may find our services less valuable and reduce or discontinue their use of our products.

    YEAR 2000 CONCERNS MAY ADVERSELY AFFECT THE PURCHASING PATTERNS OF EMPLOYERS. If purchasing patterns of employers are adversely affected due to year 2000 concerns, our revenues could be reduced. Due to year 2000 concerns, many employers that are customers or potential customers may choose to devote resources to year 2000 compliance efforts that might otherwise be used to begin or expand online recruiting efforts. In addition, employers may elect to spend a greater portion of their recruiting budgets on traditional recruiting methods rather than risk disruption in their recruiting in the event of technical difficulties related to year 2000 problems.

    YEAR 2000 PROBLEMS COULD DECREASE USE OF THE INTERNET. Increasing usage of the Internet is necessary for us to achieve our business objectives. Any disruptions caused by year 2000 problems could decrease Internet usage generally, which could cause a reduction in our revenues.

    WE COULD BE SUBJECT TO YEAR 2000-RELATED LITIGATION. If we are the subject of any claims related to or are liable for losses resulting from year 2000-related systems failures, the value of your investment could be materially adversely affected. The failure of our currently supported products and services to be fully year 2000 compliant could result in claims by or liability to employers or, possibly, job seekers. We host all of the HotJobs.com-related data for all of our customers. As a result, any year 2000-related failure of our systems could destroy a large amount of proprietary data that our customers rely on for their recruiting efforts.

                       RISKS RELATED TO LEGAL UNCERTAINTY

    WE MAY BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATIONS AND LEGAL UNCERTAINTIES AFFECTING THE INTERNET WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

    Legal uncertainties and new regulations could increase our costs of doing business, prevent us from delivering our products and services over the Internet or slow the growth of the Internet, any of which could increase our expenses or reduce our revenues and materially adversely affect our business, financial condition and results of operations. To date, governmental regulations have not materially restricted use of the Internet in our markets. However, the legal and regulatory environment that pertains to the Internet is uncertain and may change. In addition to the new laws and regulations being adopted, existing laws may be applied to the Internet. New and existing laws may cover issues which include:

        -   user privacy;
        -   civil rights and employment claims;
        -   consumer protection;
        -   libel and defamation;
        -   copyright, trademark and patent infringement;

        -   pricing controls;
        -   characteristics and quality of products and services;
        -   sales and other taxes; and
        -   other claims based on the nature and content of Internet materials

    In addition, any imposition of state sales and use taxes imposed on the products and services sold over the Internet may decrease demand for products and services that we sell over the Internet. The U.S. Congress has passed legislation which limits for three years the ability of states to impose any new taxes on Internet-based transactions. Failure by Congress to renew this legislation and the subsequent imposition of state taxes on Internet-based transactions could adversely affect our future operating results, which could result in a decline in our stock price.

    WE MAY BE UNABLE TO OBTAIN A U.S. TRADEMARK REGISTRATION FOR OUR BRAND OR TO PROTECT OUR OTHER PROPRIETARY INTELLECTUAL PROPERTY RIGHTS.

    FAILURE TO OBTAIN FEDERAL TRADEMARK REGISTRATION FOR WWW.HOTJOBS.COM COULD DISRUPT OUR PROMOTION OF THE HOTJOBS.COM BRAND. If we are unable to secure the rights to use the WWW.HOTJOBS.COM mark and related derivative marks, a key element of our strategy of promoting "HotJobs.com" as a global brand could be disrupted. Our success depends to a significant degree upon the protection of our proprietary technology, including our Softshoe software and our "HotJobs.com" brand name. To date, we have not been successful in our efforts to secure a federal registration for "WWW.HOTJOBS.COM." In addition, in May 1998, another pending trademark applicant, who has since abandoned its application, made claims regarding prior use and ownership of "hotjobs" as a trademark. Adverse outcomes to these or similar claims or any related litigation, should it occur, could result in us being limited or prohibited from further using the "WWW.HOTJOBS.COM" mark and related derivative marks in the future, which could have a material adverse effect on our business.

    FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS COULD PERMIT OTHERS TO APPROPRIATE OUR PROPRIETARY TECHNOLOGY. The unauthorized reproduction or other misappropriation of our proprietary technology could enable third parties to benefit from our technology and brand name without paying us for them. If this were to occur, our revenues could be materially adversely affected. The steps we have taken to protect our proprietary rights may not be adequate to deter misappropriation of proprietary information. We may not be able to detect unauthorized use of our proprietary information or take appropriate steps to enforce our intellectual property rights. In addition, the validity, enforceability and scope of protection of intellectual property in Internet-related industries is uncertain and still evolving. The laws of other countries in which we may market our services in the future are uncertain and may afford little or no effective protection of our intellectual property. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive. The proceedings also could involve a high degree of risk.

    DEFENDING AGAINST INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS COULD BE TIME CONSUMING AND EXPENSIVE, AND WE MAY BE LIABLE FOR INFRINGING ON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS. IF WE ARE NOT SUCCESSFUL IN DEFENDING AGAINST THESE CLAIMS, WE COULD BE SUBJECT TO SIGNIFICANT DAMAGES AND THE DISRUPTION OF OUR BUSINESS.

    Successful intellectual property infringement claims against us could result in monetary liability or a material disruption in the conduct of our business. We cannot be certain that our products, content and brand names do not or will not infringe on valid patents, copyrights or other intellectual property rights held by third parties. We expect that infringement claims in our markets will increase in number as more participants enter the markets. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. We may incur substantial expenses in defending against these third party infringement claims, regardless of their merit.

    WE MAY BE LIABLE AS A RESULT OF INFORMATION RETRIEVED FROM OR TRANSMITTED OVER THE INTERNET.

    We may be sued for defamation, civil rights infringement, negligence, copyright or trademark infringement, personal injury, product liability or other legal claims relating to information that is published or made available on WWW.HOTJOBS.COM and the other sites linked to it. These types of claims have been brought, sometimes successfully, against online services in the past. We could also be sued for the content that is accessible from WWW.HOTJOBS.COM and through links to other Internet sites or through content and materials that may be posted by members in chat rooms or on bulletin boards. We also offer email services, which may subject us to potential risks, such as liabilities or claims resulting from unsolicited email or spamming, lost or misdirected messages, security breaches, illegal or fraudulent use of email or interruptions or delays in email service. Our insurance does not specifically provide for coverage of these types of claims and therefore may not adequately protect us against these types of claims. In addition, we could incur significant costs in investigating and defending such claims, even if we ultimately are not liable. If any of these events occur, our revenues could be materially adversely affected.

                                   OTHER RISKS

    OUR STOCK PRICE MAY EXPERIENCE EXTREME PRICE AND VOLUME FLUCTUATIONS.

    The stock market in general and the market prices of shares in newly public technology companies, particularly those such as ours that offer Internet-based products and services, have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. The market price of our common stock has been volatile and is likely to continue to fluctuate. Fluctuations arise in response to many factors, some of which are largely beyond our control. These factors include:

      -   quarterly variations in our results of operations;
      -   adverse business developments;
      -   changes in financial estimates by securities analysts;
      -   investor perception of us and online recruiting services in general;
      -   announcements by our competitors of new products and services; and
      -   general economic conditions both in the U.S. and in foreign countries.

    Our stock price may also experience fluctuations due to approximately $7.2 million in non-cash deferred compensation which we expect to amortize over the next four years and a $16.2 million beneficial conversion feature which we expect to amortize in the form of non-cash preferred stock dividends in the second and third quarters of 1999. We currently expect that amortizing the beneficial conversion feature will substantially increase our net loss per common share in the third quarter of 1999.

    IF OUR STOCK PRICE IS VOLATILE, WE MAY BECOME SUBJECT TO SECURITIES LITIGATION, WHICH IS EXPENSIVE AND COULD RESULT IN A DIVERSION OF RESOURCES.

    Litigation brought against us could result in substantial costs to us in defending against securities litigation and a diversion of management's attention. Securities class action litigation has often been brought against companies that experienced volatility in the market price of their securities. If our stock price is volatile, we could be subject to securities litigation and incur higher expenses than expected, which could have a material adverse effect on our business and results of operations.

    FUTURE SALES OF OUR COMMON STOCK MAY NEGATIVELY AFFECT OUR STOCK PRICE.

    The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or as a result of sales by our existing stockholders, or the perception that these sales could occur. We will have a large number of shares of common stock outstanding and available for resale beginning at various points in time in the future. These sales might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. The shares of our common stock outstanding prior to our IPO will become eligible for sale without registration pursuant to Rule 144 under the Securities Act, subject to certain conditions of Rule 144. Certain holders of our common stock also have certain demand and piggyback registration rights enabling them to register their shares under the Securities Act for sale. Our senior officers, directors and certain of our common stockholders and optionholders, who hold or will hold a total of 26,204,904 shares of common stock at the time of the IPO have agreed, subject to certain exceptions, not to sell their shares without the consent of Deutsche Bank Securities, Inc. prior to February 6, 2000.

    IT MAY BE DIFFICULT FOR A THIRD PARTY TO ACQUIRE OUR COMPANY, WHICH COULD DEPRESS OUR STOCK PRICE.

    Delaware corporate law, our amended and restated certificate of incorporation and bylaws and our Stock Award Plan and 1999 StockOption/Stock Issuance Plan contain provisions that could have the effect of delaying, deferring or preventing a change in control of HotJobs.com or our management that stockholders may consider favorable or beneficial. These provisions could discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include:

        - authorization to issue "blank check" preferred stock, which is preferred stock that can be created and issued by the board of directors without prior stockholder approval, with rights senior to those of common stock;

        - a staggered board of directors, so that it would take three successive annual meetings to replace all directors;

        -   prohibition of stockholder action by written consent;

        - advance notice requirements for the submission by stockholders of nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting;

        - immediate vesting of options issued under the Stock Award Plan and the 1999 Stock Option/Stock Issuance Plan in connection with a change of control; and

        - the payment of a cash distribution for surrendered options with limited stock appreciation rights upon the successful completion of a hostile tender offer for more than 50% of our outstanding voting stock.

    OUR EXECUTIVE OFFICERS, DIRECTORS AND EXISTING STOCKHOLDERS, WHOSE INTERESTS MAY DIFFER FROM OTHER STOCKHOLDERS, WILL HAVE THE ABILITY TO EXERCISE SIGNIFICANT CONTROL OVER US.

    Our executive officers and directors and entities affiliated with them in the aggregate beneficially own a majority of our common stock. These stockholders will be able to exercise significant influence over all matters requiring approval by our stockholders, including the election of directors and the approval of significant corporate transactions, including a change of control of HotJobs.com. The interests of these stockholders may differ from the interests of our other stockholders.

    ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    INTEREST RATE RISK. We are exposed to changes in interest rates primarily due to our investment in a money market account and secondarily, our line of credit which we have repaid on July 20, 1999.

    MARKET RISKS. Our accounts receivable are subject, in normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. As a result, we do not anticipate any material losses in this area.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    From time to time the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights. The Company is not currently aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    The effective date of our Registration Statement, filed on Form S-1 (No. 333-80367) under the Securities Act of 1933 the "Registration Statement" relating to the IPO was August 10, 1999. A total of 3,350,000 shares of our common stock (including 350,000 shares issued pursuant to the exercise by the underwriters of a portion of their over-allotment option) were sold at a price of $8.00 per share to an underwriting syndicate led by Deutsche Bank Securities, Inc., BancBoston Robertson Stephens, SG Cowen Securities Corporation and E*OFFERING Corp. On August 13, 1999 and September 2, 1999, 3,000,000 and 350,000 shares of our common stock, respectively, were sold and thereafter, the IPO terminated. The aggregated gross proceeds raised in connection with the IPO were $26.8 million. The total expenses incurred in connection with the IPO, including underwriting discounts and commissions, and fees for registration, legal, accounting, transfer agent, printing, and other miscellaneous fees, are estimated to be approximately $3.4 million, resulting in net proceeds, to the Company of approximately $23.4 million.

    As of September 3, 1999, the net proceeds of the IPO have yet to be utilized. The net proceeds will be used for working capital, advertising and capital expenditures and for general corporate purposes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following exhibits are filed as part of this report

        21 Subsidiaries
        27  Financial Data Schedule for the Period Ended June 30, 1999

    (b) Reports on Form 8-K

        None

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      HOTJOBS.COM, LTD.
                                                        (REGISTRANT)


    DATED:  September 23, 1999                        BY:  /s/ STEPHEN W. ELLIS
                                                         -----------------------
                                                      Stephen W. Ellis
                                                      Chief Financial Officer
                                                      (Principal Financial and
                                                      Accounting Officer and
                                                      Duly Authorized Officer)