Form 10-Q
period 1999-09-30
HOTJOBS COM LTD
filed 1999-11-09
CIK 1087728

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the period ended September 30, 1999
                                       or
            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ____________

                        Commission File Number: 000-26891

                                HOTJOBS.COM, LTD.
                      -----------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                       13-3931821
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                         24 West 40th Street, 14th Floor
                            New York, New York 10018

                      -----------------------------------

               (Address of principal executive office) (Zip code)

                                 (212) 699-5300
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of November 1, 1999, there were 27,248,419 shares of the registrant's common stock outstanding.

================================================================================

                                HOTJOBS.COM, LTD.
                                Table of Contents

Part I. Financial Information                                      Page Number
                                                                   -----------

Item  1. Financial Statements

         Consolidated Balance Sheets as of September 30, 1999
         (Unaudited) and December 31, 1998 ........................    1

         Consolidated Statements of Operations (Unaudited) for the
         Three Month and Nine Month Periods Ended
         September 30, 1999 and 1998 ..............................    2

         Consolidated Statements of Cash Flows (Unaudited) for the
         Nine Month Periods Ended September 30, 1999
         and 1998 .................................................    3

         Notes to Consolidated Financial Statements (Unaudited) ...    4

Item  2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations ............    8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk   27

Part II. Other Information

      Item  1. Legal Proceedings ..................................   28

      Item  2. Changes in Securities and Use of Proceeds ..........   28

      Item  6. Exhibits and Reports on Form 8-K ...................   28

      Item  7. Signature ..........................................   29

Part I Financial Information

Item  1. Financial Statements

                                HOTJOBS.COM, LTD.
                           Consolidated Balance Sheets

                                                                         September 30,    December 31,
                                                                            1999               1998
                                                                         -------------    ------------
                                                                         (Unaudited)
Assets
Current assets:
   Cash and cash equivalents .........................................   $  3,002,036    $    167,004
   Marketable securities .............................................     24,600,000              --
   Accounts receivable, net ..........................................      4,731,544       1,553,297
   Prepaid expenses and other current assets .........................      1,213,544       1,042,675
                                                                         ------------    ------------
          Total current assets .......................................     33,547,124       2,762,976
   Property and equipment, net .......................................      2,605,729         589,693
   Other assets ......................................................        460,583         301,285
                                                                         ------------    ------------
          Total assets ...............................................   $ 36,613,436    $  3,653,954
                                                                         ============    ============

Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
   Line of credit ....................................................   $         --    $    180,000
   Accounts payable and accrued expenses .............................      6,921,339         617,879
   Due to affiliate ..................................................             --       3,631,640
   Deferred revenue ..................................................      3,809,823       1,954,582
   Notes payable - current portion ...................................        317,254              --
   Current installments of obligations under capital leases ..........        208,233          72,950
                                                                         ------------    ------------
          Total current liabilities ..................................     11,256,649       6,457,051
Notes payable - non-current portion ..................................        112,515              --
Obligations under capital leases, excluding
       current installments ..........................................        268,081          79,999
                                                                         ------------    ------------
          Total liabilities ..........................................     11,637,245       6,537,050

Stockholders' (deficit) equity:
   Preferred stock, $0.01 par value,
       10,000,000 shares authorized, none issued and outstanding as
       of September 30, 1999 and December 31, 1998 ...................             --              --
   Common stock, $0.01 par value;
       100,000,000 shares authorized, 28,448,419 issued and 27,248,419 outstanding at September 30, 1999 and 20,820,000 shares issued
       and outstanding at December 31, 1998, respectively ............        284,484         208,200
Deferred compensation ................................................     (6,234,952)             --
Additional paid-in capital ...........................................     47,223,292         111,304
Accumulated deficit ..................................................    (16,232,723)     (3,202,600)
Accumulated comprehensive income (loss) ..............................         (2,910)             --
Treasury stock, at cost, 1,200,000 shares at September 30, 1999
       and none at December 31, 1998 .................................        (61,000)             --
                                                                         ------------    ------------
          Total stockholders' (deficit) equity .......................     24,976,191      (2,883,096)
                                                                         ------------    ------------
Commitments and contingencies ........................................
          Total liabilities and stockholders' (deficit) equity .......   $ 36,613,436    $  3,653,954
                                                                         ============    ============

          See accompanying notes to consolidated financial statements.

                                HOTJOBS.COM, LTD.
                Consolidated Statements of Operations (Unaudited)

                                                     Three Months Ended                  Nine Months Ended
                                                        September 30,                       September 30,
                                               ------------------------------      ------------------------------
                                                    1999              1998              1999              1998
                                               --------------    ------------      --------------    ------------
Revenues .................................     $  5,638,084      $  1,142,531      $ 12,071,898      $  2,232,889

Cost of revenues .........................          953,440           138,942         2,185,651           305,762
                                               ------------      ------------      ------------      ------------
          Gross profit ...................        4,684,644         1,003,589         9,886,247         1,927,127

Operating expenses:
   Product development ...................          321,282           140,170           665,033           341,764
   Sales and marketing ...................        7,934,997           754,195        15,194,604         1,907,601
   General and administrative ............        3,171,800           374,946         5,666,134           929,094
   Non-cash compensation .................        1,374,728                --         1,539,676                --
                                               ------------      ------------      ------------      ------------
       Total operating expenses ..........       12,802,807         1,269,311        23,065,447         3,178,459
          Loss from operations ...........       (8,118,163)         (265,722)      (13,179,200)       (1,251,332)
Net interest income (expense) ............          204,350           (15,207)          149,077           (27,428)
                                               ------------      ------------      ------------      ------------
          Net loss .......................     $ (7,913,813)     $   (280,929)     $(13,030,123)     $ (1,278,760)
                                               ============      ============      ============      ============

Deemed dividend attributable to issuance
   of convertible preferred stock ........       15,633,871                --        16,200,000                --
                                               ------------      ------------      ------------      ------------
Net loss attributable to common stock ....     $(23,547,684)     $   (280,929)     $(29,230,123)     $ (1,278,760)
                                               ============      ============      ============      ============

Basic and diluted net loss per
   common share ..........................     $      (1.00)     $      (0.01)     $      (1.37)     $      (0.06)
                                               ============      ============      ============      ============
Weighted average shares
   outstanding used in basic and
   diluted net loss per common
   share calculation .....................       23,608,858        20,865,913        21,364,231        21,117,143
                                               ============      ============      ============      ============

          See accompanying notes to consolidated financial statements.

                                HOTJOBS.COM, LTD.
                Consolidated Statements of Cash Flows (Unaudited)

                                                                            Nine months ended September 30,
                                                                            -------------------------------
                                                                                 1999              1998
                                                                            --------------    -------------
Cash flows from operating activities:
Net loss ...............................................................     $(13,030,123)     $ (1,278,760)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization ..........................................          461,455            58,847
Provision for doubtful accounts ........................................          638,827            58,915
Allocation of compensation from affiliate ..............................               --           136,500
Non-cash compensation ..................................................        1,539,676                --
Changes in operating assets and liabilities:
   Accounts receivable .................................................       (3,817,074)         (924,652)
   Due to affiliate ....................................................          167,954           618,500
   Prepaid expenses and other current assets ...........................          (23,933)           (5,000)
   Accounts payable and accrued expenses ...............................        6,141,811         1,277,700
   Deferred revenue ....................................................        1,855,252           608,338
   Other ...............................................................         (161,843)           23,935
                                                                             ------------      ------------
              Net cash (used in) provided by operating activities ......       (6,227,998)          574,323
                                                                             ------------      ------------
Cash flows from investing activities:
Purchase of marketable securities ......................................      (24,599,922)               --
Capital expenditures ...................................................       (2,020,346)         (253,642)
                                                                             ------------      ------------
              Net cash used in investing activities ....................      (26,620,268)         (253,642)
                                                                             ------------      ------------
Cash flows from financing activities:
Repurchase of common stock .............................................          (61,000)               --
Repayment to affiliate .................................................       (3,784,900)               --
Net proceeds from issuance of redeemable convertible preferred stock ...       16,114,887                --
Net proceeds from initial public offering of common stock ..............       23,281,452                --
Proceeds from note payable .............................................          480,998                --
Repayment of note payable ..............................................          (51,229)               --
Repayment of credit line ...............................................         (180,000)               --
Proceeds from exercise of options ......................................           17,305                --
Principal payments under capital lease obligations .....................         (133,761)          (31,322)
                                                                             ------------      ------------
              Net cash (used in) provided by financing activities ......       35,683,752           (31,322)
                                                                             ------------      ------------
Effect of foreign exchange rates on cash ...............................             (454)               --
                                                                             ------------      ------------
Net increase in cash and cash equivalents ..............................        2,835,032           289,359
Cash and cash equivalents at beginning of period .......................          167,004                --
                                                                             ------------      ------------
Cash and cash equivalents at end of period .............................     $  3,002,036      $    289,359
                                                                             ============      ============

Supplemental disclosures of cash flow information:
Interest paid ..........................................................     $    142,282      $     27,428
Non-cash transactions:
Equipment acquired under capital leases ................................     $    457,126      $    168,120
Barter transaction .....................................................     $    252,500      $         --

          See accompanying notes to consolidated financial statements.

                                HOTJOBS.COM, LTD.
             Notes to Consolidated Financial Statements (Unaudited)

1)    DESCRIPTION OF BUSINESSS

      HotJobs.com, Ltd. (the "Company") is a leading Internet-based recruiting solutions company. The Company's suite of services leverages the Internet to provide a direct exchange of information between job seekers and employers. The Company's employment exchange, www.hotjobs.com, allows member employers access to a database of job seekers and provides the tools to post, track and manage job openings on a real-time basis while allowing job seekers to identify, research, apply to and evaluate job opportunities. The service also enables job seekers to prevent unwanted access by selected member companies to their resumes. In addition, headhunters are prohibited from using the Company's employment exchange, thus ensuring direct contact between job seekers and member employers.

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

2)    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
      Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required under generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods presented in this filing have been made. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

      The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

3)    STOCK SPLITS

      On May 10, 1999, the Company effected a 2,000-for-one stock split of the outstanding shares of its common stock. In August 1999, the Company effected a 24-for-one stock split of the outstanding shares of its common stock prior to the completion of the initial public offering of the Company's common stock (the "IPO"). The accompanying consolidated financial statements have been retroactively restated to reflect the effect of these stock splits.

4)    LINE OF CREDIT

     On July 20, 1999, the Company repaid $180,000 in principal, along with interest due under a $500,000 line of credit with the Dime Savings Bank of New York. On September 16, 1999, the Company terminated this $500,000 line of credit.

                                HOTJOBS.COM, LTD.
             Notes to Consolidated Financial Statements (Unaudited)

5)    LOAN AND SECURITY AGREEMENT

      On September 16, 1999, the Company entered into a Loan and Security Agreement with Silicon Valley Bank. The agreement consists of a $4,000,000 revolving line of credit and a $1,000,000 equipment line of credit. The revolving line of credit has a term of one year and bears interest at an annual rate of the bank's prime rate plus 75 basis points. Interest on the revolving line of credit is payable monthly and any principal outstanding is payable at the end of the term. The equipment line of credit has a term of 42 months and bears interest at an annual rate of the bank's prime rate plus 100 basis points. The Company may borrow under this equipment line of credit during the first six months of the term. Interest on the equipment line of credit is payable monthly and the principal is payable over 36 months commencing on April
      1, 2000. As of September 30, 1999, no amounts have been drawn down under either the revolving or equipment lines of credit.

6)    STOCKHOLDERS' EQUITY

      COMMON STOCK

      On April 2, 1999, the Company redeemed 1.2 million shares of its common stock from three employees for an aggregate price of $61,000. These shares have been classified as treasury stock.

      In August and September 1999, the Company completed an initial public offering (the "IPO") of 3,350,000 shares (including the partial exercise by the underwriters of their overallotment option) of the Company's common stock. Proceeds to the Company from the IPO totaled approximately $23.3 million, net of underwriting discounts and commissions and related expenses.

      CONVERTIBLE PREFERRED STOCK

      In May 1999, the Company sold 1,620,000 shares of Series A Preferred Stock for net proceeds of approximately $16,100,000. The investors in the Series A Preferred Stock included directors and an executive officer of the Company. At the completion of the IPO, the Series A Preferred Stock automatically converted into 3,934,019 shares of common stock at a conversion price of approximately $4.12 per share.

7)    BENEFICIAL CONVERSION FEATURE

      The Company recorded a beneficial conversion feature of $16,200,000 due to the Company's sale of 1,620,000 shares of Series A Preferred Stock with a conversion price that was below the then expected IPO price. Prior to the completion of the IPO, the $16,200,000 beneficial conversion feature was amortized as a non-cash preferred stock dividend, over four years, from the date of issuance of the Series A Preferred Stock to the date on which such stock would be first convertible into common stock, assuming no acceleration of the date of conversion. Accordingly, for the three months ended June 30, 1999, $566,129 of the beneficial conversion feature was recorded as a non-cash preferred stock dividend. Upon the IPO, all of the Series A Preferred Stock automatically converted into common stock and the remainder of the beneficial conversion feature was immediately recognized as a non-cash preferred stock dividend. As a result of the completion of the IPO in the third quarter of 1999, the $15,633,871 of beneficial conversion feature remaining was recognized in the three months ended September 30, 1999 as a non-cash preferred stock dividend.

      Amortization of the beneficial conversion feature increased the net loss attributable to common stockholders by $0.66 and $0.76 per share on a basic and diluted basis in the three and nine months ended September 30, 1999, respectively.

                                HOTJOBS.COM, LTD.
             Notes to Consolidated Financial Statements (Unaudited)

8)    NON-CASH COMPENSATION

      In connection with the granting of options in 1999, the Company recorded net deferred compensation of $553,953 and $7,774,628 in the three and nine months ended September 30, 1999, respectively. For financial reporting purposes, the deferred compensation is being amortized as non-cash compensation over the vesting period of the related options. Accordingly, the Company amortized $1,374,728 and $1,539,676 of deferred compensation as non-cash compensation in the three and nine months ended September 30, 1999, respectively. The remaining deferred compensation will be amortized as non-cash compensation through August 2003 as the related options vest.

9)    STOCK AWARD PLAN

      The Company's Stock Award Plan served as the Company's equity incentive program through June 30, 1999. The Company granted options under the Stock Award Plan to purchase 4,314,200 shares of common stock at a weighted average exercise price of $0.62, of which 3,492,000 of the options became exercisable at the completion of the IPO and the remainder vest over a period of three or four years. Since June 30, 1999, the Company no longer grants options under the Stock Award Plan.

10)   1999 STOCK OPTION/STOCK ISSUANCE PLAN

      On June 30, 1999, the Company's board of directors adopted and its stockholders approved the 1999 Stock Option/Stock Issuance Plan. Effective July 1, 1999, the Stock Option/Stock Issuance Plan serves as the Company's equity incentive program. The Company is authorized to issue 4,500,000 shares of common stock under the 1999 Stock Option/Stock Issuance Plan.

      The 1999 Stock Option/Stock Issuance Plan has three separate programs:

      o a discretionary option grant program under which eligible individuals in the Company's employ or service (including officers, non-employee board members and consultants) may be granted options to purchase shares of our common stock;
      o a stock issuance program under which such individuals may be issued shares of common stock directly, through the purchase of such shares or as a bonus tied to the performance of services; and
      o an automatic option grant program under which option grants will automatically be made at periodic intervals to eligible non-employee board members.

      In the three months ended September 30, 1999, the Company granted options under the 1999 Stock Option/Stock Issuance Plan to purchase 1,843,000 shares of common stock at a weighted average exercise price of $9.27.

11)   EMPLOYEE STOCK PURCHASE PLAN

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

      The plan will have a series of successive offering periods, each with a maximum duration of 24 months. The initial offering period began on August 10, 1999 and will end on the last business day in July 2001. The next offering period will begin on the first business day in August 2001 and subsequent offering periods will be set by our Compensation Committee.

12)   NOTES PAYABLE

      On August 10, 1999, the Company entered into a financing arrangement to finance approximately $481,000 of its Directors and Officers liability insurance premium. The financing agreement has a term of 18 months and bears interest at an annual rate of 6.31%.

13)   SUBSEQUENT EVENTS

      On October 27, 1999, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission offering for sale up to 3,450,000 shares of the Company's common stock (including the underwriters' overallotment option).

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

      Founded in February 1997, we began operations with seven employees and we had grown to 173 employees as of September 30, 1999. Our early operating activities related primarily to the development of the necessary technological infrastructure for the operation of www.hotjobs.com. In February 1997, we commercially launched our www.hotjobs.com employment exchange. In September 1997, we began selling our Softshoe software. During 1998, we experienced significant increases in our revenue from sales of memberships to our employment exchange and license and hosting fees for our Softshoe software. In early 1999, we introduced our WorkWorld job fairs and expanded our marketing programs to increase awareness of the HotJobs.com brand. In May 1999, we raised net proceeds of approximately $16.1 million in a private placement of our Series A Preferred Stock and in the three months ended September 30, 1999, we raised net proceeds of approximately $23.3 million in the IPO.

            We classify our revenues as follows:

            o Service fee revenue, consisting of subscription fees paid by employers for memberships to our www.hotjobs.com employment exchange and software hosting fees paid by customers of our software. We sell memberships to each employer on a per recruiter basis and bill the employer monthly, quarterly, semi-annually or annually. Membership entitles each recruiter to post a specific number of jobs on www.hotjobs.com simultaneously. Software hosting fees consist of recurring monthly fees to maintain an employer's Softshoe database as well as the hosting of a miscellaneous proprietary software product.
            o Software license revenue, consisting of license fees paid by our Softshoe customers as well as license fees relating to a miscellaneous proprietary software product.
            o Job fair revenue, consisting of fees from employers that rent booths at our WorkWorld job fairs.

            o Other revenue, consisting of fees derived from single-ad job postings on www.hotjobs.com, banner advertising, which we sell on a monthly and extended-term basis, barter revenue, co-operative advertising revenue, and other Softshoe-related services, including system customization and resume scanning services, which we bill on a monthly and extended-term basis.

            We recognize revenue as follows:

            o Service Fee Revenue. We provide subscriptions for membership to our employment exchange for a minimum term of three months and a maximum term of 24 months. We recognize subscription revenue over the subscription term. We provide hosting services to Softshoe customers on a monthly basis, and we recognize hosting revenue in the month we provide the service. These hosting fees are contracted separately from the software license.
            o Software License Revenue. We recognize software license revenue ratably over the four year estimated useful life of the software, in accordance with Statements of Position 97-2 and 98-9 issued by the American Institute of Certified Public Accountants.
            o Job Fair Revenue. We recognize job fair revenue in the month in which the job fair takes place.
            o Other Revenue. We recognize revenue related to these services over the period of delivery of service. Other revenue also includes barter revenue, which consists of fees generated from exchanges of services with other vendors. We recognize barter revenue over the period that we receive the benefit.

            We classify our cost of revenue and operating expenses as follows:

            o Cost of Revenue. Cost of revenue consists of compensation associated with network operations staff, technology support contract fees, Internet access, job fair expenses, resume scanning services, barter expenses and depreciation expense.
            o Product Development Expense. Product development expense consists primarily of costs associated with the compensation of product development personnel. Our product development expenses constitute all of our research and development expenditures.
            o Sales and Marketing Expense. Sales and marketing expense consists primarily of advertising and promotional expenses, public relations expenses, conference expenses, printing fees, sales and marketing compensation, including base salary and sales commissions, and telemarketing communications expenses. Sales commissions have remained relatively constant as a percentage of revenues, and we expect this to continue. However, the timing and magnitude of marketing initiatives have caused, and will continue to cause, fluctuations in sales and marketing expense as a percentage of revenues.
            o General and Administrative Expense. General and administrative expense consists primarily of compensation for administrative and executive staff, fees for professional services, bad debt expense and general office expense.

      We have incurred substantial losses in every fiscal period since our inception. For the nine months ended September 30, 1999, we incurred a net loss of approximately $13.0 million. As of September 30, 1999, we had an accumulated deficit of approximately $16.2 million. Our net loss and resulting accumulated deficit are primarily due to the costs we incurred to develop our online employment exchange and software products in advance of substantial revenue and to expand our sales and marketing programs.

      We intend to devote significant resources to advertising and brand-marketing programs designed to attract new employers to subscribe to www.hotjobs.com and new job seekers to use the site. We anticipate increasing advertising spending in specific periods in the future. This will result in sales and marketing expenses increasing as a percentage of total revenues in these periods. As of November 4, 1999, we had commitments of approximately $6.6 million for various advertising campaigns through December 2000. These commitments include broadcasting, print, online, and outdoor advertising.

      We expect growth in the number of member employers of www.hotjobs.com to result in substantial growth in subscription fees. Our strategy contemplates that revenue from employer memberships will likely be the single largest source of revenue for us in the immediate future.

      As a result of our expansion plans and our expectation that operating expenses will increase significantly in the next several years, especially in the areas of sales and marketing and brand promotion, we expect to incur additional losses from operations for the foreseeable future. To the extent that (1) increases in our operating expenses precede and are not subsequently followed by commensurate increases in revenue, or (2) we are unable to adjust operating expense levels accordingly, our operating losses may exceed our expectations for those periods. We cannot be sure that we will ever achieve or sustain profitability.

      Deferred Compensation

      We recorded deferred compensation net of options forfeited of approximately $7.8 million in the first nine months of 1999, representing the difference between the exercise price of stock options granted and the fair value for accounting purposes of the underlying common stock at the date of the grant. The deferred compensation cost will be amortized over the vesting period of the options. We currently expect to amortize the following amounts of deferred compensation as follows:


      FOR THE YEAR ENDING:
      --------------------
      December 31, 1999 .....................................  $2.0 million
      December 31, 2000 .....................................  $1.9 million
      December 31, 2001 .....................................  $1.9 million
      December 31, 2002 .....................................  $1.5 million
      December 31, 2003 .....................................  $0.5 million

      Beneficial Conversion Feature

      As of May 10, 1999, due to our sale of 1,620,000 shares of Series A Preferred Stock with a conversion price that was below the expected initial public offering price of our common stock, we recorded a beneficial conversion feature of $16.2 million. Prior to the conversion of the Series A Preferred Stock into common stock, we began to amortize the value of the beneficial conversion feature over the four-year period from the date of issuance of the preferred stock to the date on which the preferred stock was first convertible into common stock, assuming no acceleration of the date of conversion. All of the preferred stock automatically converted into common stock upon completion of our initial public offering and all of the unamortized value of the beneficial conversion feature was immediately recognized as a dividend to preferred stockholders. We amortized an aggregate of approximately $566,000 of the beneficial conversion feature in the three months ended June 30, 1999. We amortized the remaining approximately $15.6 million of the beneficial conversion feature in the three months ended September 30, 1999, which increased our net loss per common share by $0.76 for the nine months ended September 30, 1999.

      Results of Operations

      The following table sets forth for the periods indicated, our results of operations expressed as a percentage of revenues:

                                      Three Months Ended   Nine Months Ended
                                         September 30,        September 30,
                                      ------------------   -----------------
                                        1999      1998       1999      1998
                                      -------   --------   -------    ------
Revenues:

   Service fees                         72%        80%        73%        85%
   Software license fees                 1          5          2          7
   Job fair fees                        12         --         10         --
   Other                                15         15         15          8
                                      ----        ---       ----        ---
        Total revenues                 100        100        100        100
Cost of revenues                        17         12         18         14
                                      ----        ---       ----        ---
        Gross profit                    83         88         82         86

Operating expenses:

   Product development                   6         12          5         15
   Sales and marketing                 141         66        126         85
   General and administrative           56         33         47         42
   Non-cash compensation                24         --         13         --
                                      ----        ---       ----        ---
        Total operating expenses       227        111        191        142
                                      ----        ---       ----        ---
             Loss from operations     (144)       (23)      (109)       (56)
Net interest income (expense)            4         (2)         1         (1)
                                      ----        ---       ----        ---
             Net loss                 (140)%      (25)%     (108)%      (57)%
                                      ====        ===       ====        ===

      For the Three and Nine Months Ended September 30, 1999 and 1998

      Revenues

      Our total revenues increased to approximately $5.6 million for the three months ended September 30, 1999 from approximately $1.1 million for the three months ended September 30, 1998. Our total revenues increased to approximately $12.1 million for the nine months ended September 30, 1999, from approximately $2.2 million for the nine months ended September 30, 1998. The increase in revenues in both the three and nine month periods ended September 30, 1999 compared to the same periods in 1998, reflected increased revenue in all of the Company's revenue categories.

      Service Fees. Service revenue increased to approximately $4.1 million for the three months ended September 30, 1999, from approximately $914,000 for the three months ended September 30, 1998, and to approximately $8.9 million for the nine months ended September 30, 1999, from approximately $1.9 million for the nine months ended September 30, 1998. These increases resulted primarily from an increase in the number of employers subscribing to www.hotjobs.com and, to a lesser extent, an increase in the hosting fees generated by a larger number of licensees of our Softshoe software.

      Software License Fees. Software license revenue increased to approximately $84,000 for the three months ended September 30, 1999 from approximately $59,000 for the three months ended September 30, 1998, and to approximately $245,000 for the nine months ended September 30, 1999, from approximately $155,000 for the nine months ended September 30, 1998. These increases resulted primarily from an increase in the number of companies that license our proprietary Softshoe software.

      Job Fair Fees. Job fair revenue was approximately $659,000 for the three months ended September 30, 1999 and approximately $1.2 million for the nine months ended September 30, 1999. We held our first job fair in February 1999.

      Other Fees. Other revenue increased to approximately $844,000 for the three months ended September 30, 1999, from approximately $170,000 for the three months ended September 30, 1998, and to approximately $1.8 million for nine months ended September 30, 1999, from approximately $190,000 for the nine months ended September 30, 1998. Other revenue increased mainly as a result of the inception of single ad job postings and barter revenues in 1999.

      Cost of Revenues

      Cost of revenues increased to approximately $953,000 for the three months ended September 30, 1999, from approximately $139,000 for the three months ended September 30, 1998. For the nine months ended September
      30, 1999, cost of revenues increased to approximately $2.2 million from approximately $306,000 for the nine months ended September 30, 1998.
      Cost of revenues as a percentage of revenue for the three months ended September 30, 1999 and 1998 were 17% and 12%, respectively. For the nine months ended September 30, 1999 and September 30, 1998, cost of revenues as a percentage of revenue were 18% and 14%, respectively. The increase in cost of revenues as a percentage of revenue in both the three and nine months ended September 30, 1999 compared to the same periods in 1998 principally reflects the increased costs associated with job fair revenues and barter revenues, each of which were initiated in 1999. The Company incurs higher marginal costs associated with both job fair and barter revenues than with the Company's other revenue sources.

      Operating Expenses

      Product Development Expense. Product development expense increased to approximately $321,000 in the three months ended September 30, 1999, from approximately $140,000, in the three months ended September 30, 1998. For the nine months ended September 30, 1999, product development expense was approximately $665,000, compared to approximately $342,000 for the nine months ended September 30, 1998. The increase in product development expense in the three and nine months ended September 30, 1999 compared to the same periods in 1998 reflects the Company's continuing efforts to provide enhanced content and features in its products and services and resulted primarily from increased salaries and related expenses associated with hiring additional technology personnel.

      Sales and Marketing Expense. Sales and marketing expense increased to approximately $7.9 million for the three months ended September 30, 1999, from approximately $754,000 for the three months ended September 30, 1998, and increased as a percentage of revenue to 141% for the three months ended September 30, 1999, from 66% for the three months ended September 30, 1998. Sales and marketing expense increased to approximately $15.2 million for the nine months ended September 30, 1999, from approximately $1.9 million for the nine months ended September 30, 1998, and increased as a percentage of revenue to 126% for the nine months ended September 30, 1999, from 85% for the nine months ended September 30, 1998. The increase in sales and marketing expense results from the expansion of the Company's HotJobs.com marketing campaign, as well as the expansion of its sales and marketing work forces.

      General and Administrative Expense. General and administrative expense increased to approximately $3.2 million for the three months ended September 30, 1999, from approximately $375,000 for the three months ended September 30, 1998. For the nine months ended September 30, 1999, general and administrative expense increased to approximately $5.7 million, from approximately $929,000 for the nine months ended September 30, 1998. The increases in general and administrative expense for both periods of 1999 compared to 1998 reflects increased salaries and related expenses associated with hiring additional administrative personnel.

      Non-Cash Compensation Expense. We recorded approximately $1.4 million and $1.5 million of non-cash compensation for the three and nine months ended September 30, 1999, respectively, which represents the amortization of approximately $7.8 million of deferred compensation net of options forfeited recorded in the nine months ended September 30, 1999 in connection with stock options granted below the market value during the nine months ended September 30, 1999. The remaining deferred compensation of approximately $6.2 million will be amortized through August 2003 as the options vest.

      Net Interest Income (Expense)

      For the three months ended September 30, 1999, the Company recorded net interest income of approximately $204,000 compared to approximately $15,000 of net interest expense for the three months ended September 30, 1998. Net interest income was approximately $149,000 for the nine months ended September 30, 1999, as compared to approximately $28,000 of net interest expense for the nine months ended September 30, 1998. Net interest income in the three and nine months ended September 30, 1999 reflected the investment of the Company's excess cash, which resulted from the sale of Series A Preferred Stock in May 1999 and the IPO in the three months ended September 30, 1999. Prior to the sale of the Series A Preferred Stock, the Company was a net borrower of funds and had recorded net interest expense.

      Net Loss

      We recorded a net loss of approximately $7.9 million for the three months ended September 30, 1999, compared to a net loss of approximately $281,000 for the comparable period of 1998. For the three months ended September 30, 1999 and 1998, the basic and diluted net loss per common share was $1.00 and $0.01, respectively. For the nine months ended September 30, 1999 and 1998, the net loss was approximately $13.0 million and $1.3 million respectively, or a basic and diluted net loss per common share of $1.37 and $0.06, respectively. The increase in the net loss for both periods of 1999 compared to 1998 was primarily attributable to the increased sales and marketing costs associated with building brand awareness and increased hiring in connection with the growth of the Company. The increase in the basic and diluted net loss per common share also included the recognition of the beneficial conversion feature as a non-cash preferred stock dividend for both periods of 1999.

      Liquidity and Capital Resources

      Since inception, we have financed our activities primarily through funding from OTEC, Inc., a line of credit, cash from operations, the private placement of equity securities and our IPO. Through May 1999, OTEC provided the Company with approximately $3.8 million to fund the Company's operations. Effective May 10, 1999, the Company raised net proceeds of approximately $16.1 million from the sale of Series A Preferred Stock in a private placement. On August 13, 1999, we completed the initial public offering of 3,000,000 shares of our common stock for gross proceeds of $24.0 million, and net proceeds of approximately $22.3 million, before deducting expenses of the offering. On September 2, 1999, the underwriters exercised their overallotment option to the extent of 350,000 shares, resulting in gross proceeds to the Company of $2.8 million, and net proceeds of approximately $2.6 million, before deducting expenses of the offering.

      Management believes that cash on hand and marketable securities at September 30, 1999 of approximately $27.6 million and the $5.0 million available under a credit facility with Silicon Valley Bank will be sufficient to fund the Company's sales and marketing and other growth needs into the second quarter of 2000. On October 27, 1999, the Company filed with the Securities and Exchange Commission a registration statement on Form S-1, to offer for sale up to 3,450,000 shares of the Company's common stock (including the underwriters' overallotment option). The anticipated net proceeds from this offering should adequately meet the Company's funding needs for at least the next twelve months.

      Net cash used in operating activities was approximately $6.2 million for the nine months ended September 30, 1999, compared to approximately $574,000 provided by operating activities for the nine months ended September 30, 1998.

      Net cash used in operating activities for the nine months ended September 30, 1999 was primarily due to the net loss of approximately $13.0 million during the period, which resulted from costs incurred to support the Company's sales and marketing efforts and the increased personnel required to manage the Company's growing operations combined with a higher level of accounts receivable resulting from increased billings which was partially offset by increases in accounts payable and accrued expenses and deferred revenue.

      Net cash used in investing activities was approximately $26.6 million for the nine months ended September 30, 1999, compared to approximately $254,000 for the nine months ended September 30, 1998. We used net cash in investing activities in the three and nine months ended September 30, 1999 to purchase marketable securities of approximately $24.6 million and for capital expenditures.

      Net cash provided by financing activities was approximately $35.7 million for the nine months ended September 30, 1999, compared to cash required of approximately $31,000 for the nine months ended September 30, 1998. Net cash provided by financing activities consisted primarily of approximately $16.1 million of net proceeds we raised in our May 1999 private placement and approximately $23.3 million of net proceeds we raised in our IPO in the three months ended September 30, 1999, which was partially offset by the repayment of approximately $3.8 million to OTEC.

      As of September 30, 1999, we had approximately $3.0 million of cash and cash equivalents and $24.6 million of marketable securities. As of November 4, 1999, our principal commitments consisted of approximately $6.6 million for various advertising campaigns through December 2000.

      We believe that the net proceeds from the currently contemplated offering of up to 3,450,000 common shares (including the underwriters' overallotment option), together with our existing cash and cash equivalents and marketable securities, will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for the next 12 months. Our capital requirements will depend on a number of factors, including market acceptance of our products and services, the amount of our resources we devote to wwww.hotjobs.com and expansion of our operations and the amount of our resources we devote to promoting awareness of the HotJobs.com brand. Consistent with our growth, we have experienced a substantial increase in our sales and marketing expenses, capital expenditures and operating lease arrangements since inception, and we anticipate that these increases will continue for the foreseeable future. In addition, we will continue to evaluate possible investments in businesses, products and technologies, the consummation of any of which would increase our capital expenditures.

      Although we currently believe that we will have sufficient capital resources to meet our anticipated working capital and capital expenditure requirements beyond the next 12 months, unanticipated events and opportunities may require us to sell additional equity or debt securities, increase our current line of credit or establish new credit facilities to raise capital in order to meet our capital requirements. If we sell additional equity or convertible debt securities, the sale could dilute the ownership of our existing stockholders. If we issue debt securities, increase our credit facility or establish a new credit facility, our fixed obligations could increase and result in operating covenants that would restrict our operations. We cannot be sure that any such financing will be available in amounts or on terms acceptable to us.

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

      State of Readiness. We have made a preliminary assessment of the year 2000 readiness of our information technology ("IT") systems, including the hardware and software that enable us to provide and deliver our products and services. Our year 2000 readiness plan consists of:

      o quality assurance testing of our internally developed proprietary software;
      o contacting third-party vendors and licensors of material software and services that are both directly and indirectly related to the delivery of our products and services;
      o     assessing our repair and replacement requirements; and
      o     creating contingency plans in the event of year 2000 failures.

      We performed a year 2000 simulation on our software during the second quarter of 1999 to test system readiness, and found no anomalous behavior in our systems. We have been informed by our material software component vendors and our Internet service providers that the products we use are, or will be, year 2000 compliant. We purchased or developed our systems within the past two years, and we therefore believe that we do not have legacy systems that have been historically identified to have year 2000 issues. We have applied vendor patches for relevant software to bring them into compliance with vendor-defined year 2000 standards. We have engaged an outside firm to audit our application code.

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

            Contingency Plan. On September 15, 1999, the Company adopted a contingency plan for the failure of one or more critical system components as a result of year 2000 bugs in one or more proprietary and third party systems. While no outage is anticipated and all tests to date have indicated that our systems are year 2000 compliant, the plan identifies first, second, and third-level technical alternatives which can be implemented to minimize or eliminate down time in the event of component or system failures.

            Worst Case Scenario. Based on our assessment completed to date, we believe that the reasonably likely worst case scenario with respect to year 2000 issues could be:

      o portions of www.hotjobs.com may be down while programmers fix our systems or the systems of ISPs or other third parties;
      o temporary data loss could occur while back-up copies of data are retrieved from tape;
      o lengthy outages could occur while programmers work to repair or restore corrupted or missing database files; and
      o our internal corporate, billing and accounting system may be down while programmers fix our system.

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

      We were incorporated and began generating revenues in February 1997. Accordingly, we have only a limited operating history for you to evaluate an investment in the Company. As a new company, we face risks and uncertainties relating to our ability to successfully implement our strategy. You must consider the risks, expenses and uncertainties that an early stage company like ours faces. If we cannot address these risks and uncertainties or are unable to execute our strategy, we may not be successful.

      We have not been profitable, and we expect our losses to continue.

      We have never been profitable. If our revenues grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not be able to generate sufficient revenues to achieve or sustain profitability. For the nine months ended September 30, 1999, we incurred a net loss of approximately $13.2 million. As of September 30, 1999, we had an accumulated deficit of approximately $16.2 million. We expect to continue to lose money in the foreseeable future because we anticipate incurring significant expenses in connection with building awareness of HotJobs.com and improving our products and services. We forecast our future expense levels based on our operating plans and our estimates of future revenues. We may find it necessary to accelerate expenditures relating to our sales and marketing, and product and technology efforts or to otherwise increase our financial commitment to creating and maintaining brand awareness or developing our product.

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

      You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. Factors that may affect our quarterly results include:

      o mismatches between resource allocation and consumer demand due to difficulties in predicting consumer demand in a new market;

      o the demand for and acceptance of our Website, products, product enhancements and services;
      o the timing, amount and mix of subscription, license and service payments;
      o changes in general economic conditions, such as recessions, that could affect recruiting efforts generally and online recruiting efforts in particular;
      o     the magnitude and timing of marketing initiatives;
      o     the maintenance and development of our strategic relationships;
      o the introduction, development, timing, competitive pricing and market acceptance of our products and services and those of our competitors;
      o     the attraction and retention of key personnel;
      o     our ability to manage our anticipated growth and expansion;
      o     our ability to attract qualified job seekers; and
      o technical difficulties or system downtime affecting the Internet generally or the operation of our products and services specifically.

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

      Because we expect to generate losses for the foreseeable future, we do not expect that income from our operations will be sufficient to meet the Company's needs. We expect to raise additional funds in the future in order to fund our anticipated growth, more aggressive marketing programs or the acquisition of complementary businesses, technologies and services. Obtaining additional financing will be subject to a number of factors including:

      o     market and economic conditions;
      o     our financial condition and operating performance; and

      o     investor sentiment.

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

      If Internet usage does not continue to grow, we may not be able to meet our business objectives. Internet usage may be inhibited by any of the following factors:

      o the Internet infrastructure may not be able to support the demands placed on it, or its performance and reliability may decline as usage grows;
      o Websites may not be able to provide adequate security and authentication of confidential information contained in transmissions over the Internet; and
      o the Internet industry may not be able to adequately respond to privacy concerns of potential users.

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

      We may lose business if we fail to keep pace with rapidly changing technologies and customer needs. If we are unable to timely and successfully develop and introduce new products and enhancements to existing products in response to our industry's changing technological requirements, our revenues could be materially adversely affected. Our success is dependent on our ability to develop new and enhanced software, services and related products to meet rapidly evolving technological requirements for online recruiting software and solutions. Our current technology may not meet the future technical requirements of employers. Trends that could have a critical impact on our success include:

      o     rapidly changing technology in online recruiting;
      o evolving industry standards, including both formal and de facto standards relating to online recruiting;
      o     developments and changes relating to the Internet;
      o     competing products and services that offer increased functionality;
            and
      o     changes in employer and job seeker requirements.

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

      If we are not able to expand our operations in an efficient manner, our expenses could grow disproportionately to revenues or our revenues could decline or grow more slowly than expected, either of which could have a material adverse effect on our business, results of operations and financial condition. We have recently experienced a period of rapid growth. In order to execute our business plan, we must continue to grow significantly. We had 50 employees as of December 31, 1998. As of September 30, 1999, the number had increased to 173. We expect that the number of our employees will continue to increase for the foreseeable future. This growth has placed, and our anticipated future growth combined with the requirements we face as a public company will continue to place, a significant strain on our management, systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures. We will also need to continue to expand and maintain close coordination among our product and technology, finance and administration, and sales and marketing organizations. If we do not succeed in these efforts, it could reduce our revenues.

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

      We believe that our member employers are increasingly attempting to fill positions in international markets and that job seekers are increasingly seeking positions in international markets. We believe that expansion into international markets through a combination of internal business expansion, strategic alliances and potential acquisitions will increase the number of job seekers who post their resumes on www.hotjobs.com and will increase the number and variety of jobs available to our job seekers. Our future international operations might not succeed for a number of reasons including:

      o     difficulties in staffing and managing foreign operations;
      o     competition from local recruiting services;
      o operational issues such as longer customer payment cycles and greater difficulties in collecting accounts receivable;
      o     seasonal reductions in business activity;
      o     language and cultural differences;
      o legal uncertainties inherent in transnational operations such as export and import regulations, tariffs and other trade barriers;
      o     taxation issues;
      o unexpected changes in trading policies, regulatory requirements and exchange rates;
      o issues relating to uncertainties of laws and enforcement relating to the protection of intellectual property; and
      o     general political and economic trends.

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

      Any system failure, including network, software or hardware failure, that causes an interruption in the delivery of our products and services or a decrease in responsiveness of our services could result in reduced visitor traffic, reduced revenue and could materially adversely affect our reputation and brand. Our servers and software must be able to accommodate a high volume of traffic. We have experienced system interruptions in the past, and we believe that these interruptions will continue to occur from time to time in the future. We believe that visitor traffic is also dependent on the timing and magnitude of our advertising. We have experienced monthly fluctuations in visitor traffic, including short-term reductions. Any substantial increase in demands on our servers will require us to expand and adapt our network infrastructure. If we are unable to add additional software and hardware to accommodate increased demand, we could experience unanticipated system disruptions and slower response times. Any catastrophic failure at our co-location facility could prevent us from serving our web traffic for up to several days, and any failure of our Internet service provider may adversely affect our network's performance. Our clients may become dissatisfied by any system failure that interrupts our ability to provide our products and services to them or results in slower response times. We do not maintain business interruption insurance and our other insurance may not adequately compensate us for any losses that may occur due to any failures in our system or interruptions in our service.

      Breaches of our network security could be costly.

      Because we host HotJobs.com-related data for our customers, we may be liable to any of those customers that experience losses due to our security failures. As a result, we may be required to expend capital and resources to protect against or to alleviate security breaches, which could reduce our profitability. A significant barrier to confidential communications over the Internet has been the need for security. We may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by these breaches. If unauthorized persons penetrate our network security, they could misappropriate proprietary information or cause interruptions in our services. Misappropriation of our proprietary information or interruptions of our services could result in reduced visitor traffic. Reduced visitor traffic may result in fewer job seekers posting their resumes to our www.hotjobs.com employment exchange, which, in turn, may discourage employers from subscribing to the employment exchange. We generate a substantial portion of our revenue from these subscription fees.

      Computer viruses may cause our systems to incur delays or interruptions, which could reduce demand for our service and damage our reputation.

      Computer viruses may cause our systems to incur delays or other service interruptions and could reduce our revenues. In June 1999, we detected a virus on a file server which supports our office equipment. The inadvertent transmission of computer viruses could expose us to a material risk of loss or litigation and possible liability. Moreover, if a computer virus affecting our system is highly publicized, our reputation could be materially damaged and our visitor traffic may decrease. Any of these events could have a material adverse effect on our revenues.

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

      Our products and services may not be year 2000 compliant. Year 2000 problems could materially adversely affect our current products and services and the www.hotjobs.com Website, resulting in lower revenues. We have completed an assessment of the year 2000 readiness of our products and services. We believe that all of the products and services we currently offer were year 2000 compliant at the time of installation or launch. We have conducted tests internally to validate the compliance of these products. We cannot be certain, however, that these tests have detected all potential year 2000 problems. To address potential disruptions, we maintain off-site backup data for our databases, we have a redundant online database, and we have one outsourced data center and are developing another outsourced data center to protect against the failure of the www.hotjobs.com Website and its associated hardware. However, these precautions may not be sufficient to prevent a failure of our products and systems. Any business disruption due to a failure of our products or systems to be year 2000 compliant could have a material adverse effect on our revenues.

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

      We could be subject to year 2000-related litigation. If we are the subject of any claims related to or are liable for losses resulting from year 2000-related systems failures, the value of your investment could be materially adversely affected. The failure of our currently supported products and services to be fully year 2000 compliant could result in claims by or liability to employers or, possibly, job seekers. We host HotJobs.com-related data for many of our customers. As a result, any year 2000-related failure of our systems could destroy a large amount of proprietary data that our customers rely on for their recruiting efforts.

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

      Legal uncertainties and new regulations could increase our costs of doing business, prevent us from delivering our products and services over the Internet or slow the growth of the Internet, any of which could increase our expenses or reduce our revenues and materially adversely affect our business, financial condition and results of operations. To date, governmental regulations have not materially restricted use of the Internet in our markets. However, the legal and regulatory environment that pertains to the Internet is uncertain and may change. In addition to the new laws and regulations being adopted, existing laws may be applied to the Internet. New and existing laws may cover issues which include:

      o     user privacy;
      o     civil rights and employment claims;
      o     consumer protection;
      o     libel and defamation;
      o     copyright, trademark and patent infringement;
      o     pricing controls;
      o     characteristics and quality of products and services;
      o     sales and other taxes; and
      o     other claims based on the nature and content of Internet materials

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

      The market price of our common stock has fluctuated in the past and is likely to continue to be highly volatile and subject to wide fluctuations. The stock market in general and the market prices of shares in technology companies, particularly those such as ours that offer Internet-based products and services, have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. The market price of our common stock has fluctuated in the past and could continue to be highly volatile and subject to wide fluctuations. In response to many factors, some of which are largely beyond our control. These factors include:

      o     quarterly variations in our results of operations;
      o     adverse business developments;
      o     changes in financial estimates by securities analysts;
      o     investor perception of us and online recruiting services in general;
      o     announcements by our competitors of new products and services; and
      o general economic conditions both in the U.S. and in foreign countries.

      Our stock price may also experience fluctuations due to approximately $6.2 million in non-cash deferred compensation which we expect to amortize over the next four years.

      Since our stock price is volatile, we may become subject to securities litigation which is expensive and could result in a diversion of resources.

      Litigation brought against us could result in substantial costs to us in defending against the lawsuits and a diversion of management's attention. Securities class action litigation has often been brought against companies that experienced volatility in the market price of their securities. Since our stock price is volatile, we could be subject to securities litigation and incur higher expenses than expected, which could have a material adverse effect on our business and results of operations.

      Future sales of our common stock may negatively affect our stock price.

      The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or as a result of sales by our existing stockholders, or the perception that these sales could occur. We will have a large number of shares of common stock outstanding and available for resale beginning at various points in time in the future. These sales might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. The shares of our common stock outstanding prior to our IPO will become eligible for sale without registration pursuant to Rule 144 under the Securities Act, subject to certain conditions of Rule 144. Certain holders of our common stock also have certain demand and piggyback registration rights enabling them to register their shares under the Securities Act for sale. Our senior officers, directors and certain of our common stockholders and optionholders, who held a total of 26,204,904 shares of common stock at the time of the IPO have agreed, subject to certain exceptions, not to sell their shares without the consent of Deutsche Bank Securities, Inc. prior to February 6, 2000.

      It may be difficult for a third party to acquire our Company which could depress our stock price.

      Delaware corporate law, our amended and restated certificate of incorporation and bylaws and our Stock Award Plan and 1999 StockOption/Stock Issuance Plan contain provisions that could have the effect of delaying, deferring or preventing a change in control of HotJobs.com or our management that stockholders may consider favorable or beneficial. These provisions could discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include:

      o authorization to issue "blank check" preferred stock, which is preferred stock that can be created and issued by the board of directors without prior stockholder approval, with rights senior to those of common stock;
      o a staggered board of directors, so that it would take three successive annual meetings to replace all directors;
      o     prohibition of stockholder action by written consent;
      o advance notice requirements for the submission by stockholders of nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting;

      o immediate vesting of options issued under the Stock Award Plan and the 1999 Stock Option/Stock Issuance Plan in connection with a change of control; and
      o the payment of a cash distribution for surrendered options with limited stock appreciation rights upon the successful completion of a hostile tender offer for more than 50% of our outstanding voting stock.

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

Item  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We are exposed to changes in interest rates primarily due to our investment in short-term marketable securities, which are comprised of Dutch Auction Rate Securities with longer term maturities that generally reset at par every 35 days and may include municipal obligations, money market preferred stock and taxable debt. These investments are classified as available for sale securities and, therefore, any changes in the market's interest rates affect the value of the investment and such change in value is recorded as unrealized gains and losses.

Market Risks. Our accounts receivable are subject, in normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. As a result, we do not anticipate any material losses in this area.

Part  II. Other Information

Item  1. LEGAL PROCEEDINGS

      From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights. The Company is not currently aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.

Item  2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      The effective date of our Registration Statement, filed on Form S-1 (No. 333-80367) under the Securities Act of 1933 the "Registration Statement" relating to the IPO was August 10, 1999. A total of 3,350,000 shares of our common stock (including 350,000 shares issued pursuant to the exercise by the underwriters of a portion of their over-allotment option) were sold at a price of $8.00 per share to an underwriting syndicate led by Deutsche Bank Securities Inc., BancBoston Robertson Stephens, SG Cowen Securities Corporation and E*OFFERING Corp. On August 13, 1999 and September 2, 1999, 3,000,000 and 350,000 shares of our common stock, respectively, were sold and thereafter, the IPO was completed. The aggregated gross proceeds raised in connection with the IPO were $26.8 million. The total expenses incurred in connection with the IPO, including underwriting discounts and commissions, and fees for registration, legal, accounting, transfer agent, printing, and other miscellaneous fees, are estimated to be approximately $3.5 million, resulting in net proceeds, to the Company of approximately $23.3 million.

      As of November 1, 1999, the net proceeds of the IPO have yet to be utilized. The net proceeds will be used for working capital, advertising and capital expenditures and for general corporate purposes.

Item  6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   The following exhibits are filed as part of this report

            21 Subsidiaries

            27 Financial Data Schedule for the Period Ended September 30, 1999

      (b)   Reports on Form 8-K

            No reports on Form 8-K were filed during the three months ended September 30, 1999.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HOTJOBS.COM, LTD.
                                        (Registrant)
Dated:  November 9, 1999

                                        By: /s/ Stephen W. Ellis
                                            -----------------------------
                                            Stephen W. Ellis
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)