Form 10-K
period 1999-12-31
HOTJOBS COM LTD
filed 2000-03-24
CIK 1087728

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM       TO

                        COMMISSION FILE NUMBER 000-26891

                               HOTJOBS.COM, LTD.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      13-3931821
        (State or other jurisdiction                         (I.R.S. Employer
      of incorporation or organization)                   Identification Number)

                      24 WEST 40(TH) STREET, 14(TH) FLOOR
                               NEW YORK, NY 10018
             (Address and zip code of principal executive offices)
                                 (212) 699-5300
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE

                                (Title of Class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X/ / No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant, as of February 29, 2000 was approximately $312,785,346 (based on the last reported sale price on the NASDAQ National Market on that date).

    The number of shares outstanding of the registrant's common stock as of February 29, 2000 was 31,726,187.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of the Registrant's Proxy Statement to be filed with the Securities & Exchange Commission for the Registrant's Annual Meeting of Stockholders to be held in May 2000 are incorporated by reference in Part III of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               HOTJOBS.COM, LTD.
                          1999 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

ITEM                                                                                  PAGE NO.
----                                                                                  --------
                                                   PART I

          1.            Business....................................................      3
          2.            Properties..................................................     28
          3.            Legal Proceedings...........................................     28
          4.            Submission of Matters to a Vote of Security Holders.........     28

                                                  PART II

          5.            Market for Registrant's Common Equity and Related
                        Stockholder Matters.........................................     29
          6.            Selected Consolidated Financial Data........................     30
          7.            Management's Discussion and Analysis of Financial Condition
                        and Results of Operations...................................     32
          8.            Consolidated Financial Statements and Supplementary Data....     42
          9.            Changes in and Disagreements with Accountants on Accounting
                        and Financial Disclosure....................................     64

                                                  PART III

         10.            Directors and Executive Officers of the Registrant..........     64
         11.            Executive Compensation......................................     64
         12.            Security Ownership of Certain Beneficial Owners and
                        Management..................................................     64
         13.            Certain Relationships and Related Transactions..............     64

                                                  PART IV

         14.            Exhibits, Financial Statement Schedules and Reports on Form
                        8-K.........................................................     65

 SIGNATURES.........................................................................     67

 INDEX TO EXHIBITS..................................................................     68

    The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations, assumptions, estimates and projections about HotJobs.com and our industry. These forward-looking statements involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. HotJobs.com's actual results and the timing of certain events could differ significantly from those anticipated in such forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this report in the section entitled "Risk Factors" and the risks discussed in our other Securities and Exchange Commission ("SEC") filings including our Registration Statement on Form S-1 declared effective on November 10, 1999 by the SEC (File No. 333-89813) and in our Form 10-Q filed November 9, 1999. HotJobs.com undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    HotJobs.com is a leading Internet-based recruiting solutions company. Our suite of services leverages the Internet to provide a direct exchange of information between job seekers and employers. We developed these services based on our experience in the recruiting industry and our in-depth understanding of the needs of job seekers and employers. By solving many of the problems associated with traditional recruiting methods, HotJobs.com allows employers to more effectively manage their recruiting processes to save time and money.

    The majority of our revenues are recurring and are primarily derived from employer memberships to our online employment exchange, WWW.HOTJOBS.COM. The employment exchange allows member employers to access our database of job seekers and provides member employers with the tools to post, track and manage job openings in a real-time environment. HotJobs.com allows job seekers to identify, research, apply to and evaluate job opportunities, while enabling them to restrict access to their resumes. Headhunters are prohibited from using the employment exchange, ensuring direct contact between job seekers and member employers. HotJobs.com also provides employers with additional recruiting solutions such as its proprietary Softshoe-Registered Trademark- and Shoelace-TM- recruiting software, WorkWorld-TM- career expos and online advertising and consulting services.

    Revenues from our services have grown rapidly, primarily driven by increased employer memberships to the WWW.HOTJOBS.COM employment exchange. Our revenues increased from approximately $3.5 million for the fiscal year ended
December 31, 1998, to approximately $20.7 million for the fiscal year ended December 31, 1999.

    HotJobs.com was incorporated in Delaware in February 1997 as Hot Jobs, Inc. We changed our name to HotJobs.com, Ltd. on September 23, 1998. Our principal executive offices are located at 24 West 40(th) Street, 14(th) Floor, New York, NY 10018. The telephone number at that location is
(212) 699-5300.

INDUSTRY BACKGROUND

RECRUITING MARKET

    We believe that companies cannot be competitive without implementing successful recruiting practices. According to industry sources, businesses in the U.S. spent in excess of $13 billion in 1997 to hire new employees by advertising job openings in newspapers and by hiring headhunters.

    We believe that several factors are causing an increase in spending on recruiting efforts:

    INCREASED LABOR SHORTAGE. HotJobs.com believes that demographic trends such as the aging of the Baby Boomers and decreasing birth rates, together with the continued growth in the U.S. economy, are combining to cause a tight labor market. As a result, the recruiting process now focuses less on selecting qualified employees from a ready pool of candidates and more on managing a scarce resource.

    INCREASED EMPLOYEE TURNOVER. We believe that employees currently change jobs more often than they have in the past and that even satisfied employees are increasingly investigating job opportunities. This makes it more difficult for employers to retain qualified, experienced individuals and increases the number of hirings that must occur each year in order to maintain or grow an employer's workforce.

    INCREASED URGENCY TO REDUCE TIME TO HIRE. HotJobs.com believes that there is a shortage in highly skilled job seekers. As a result, qualified candidates must be hired quickly or they may be lost to competitors. The ability to quickly hire qualified employees may have a significant influence on the future success of a company.

    Prior to the advent of the Internet, companies traditionally relied on a combination of five recruiting methods. These five methods include newspaper classifieds and other print advertisements, traditional job fairs, on-campus recruiting, internal referral programs and headhunters. The key limitations of each of these methods include:

NEWSPAPER CLASSIFIEDS AND OTHER PRINT ADVERTISEMENTS

    - multiple intermediaries including media buyers and media placement agents are typically involved before an advertisement is placed;

    - several weeks to several months may pass from the time a job is advertised to the time the recruiter can respond to resumes in which he or she is interested; and

    - it is typically cost prohibitive to provide a full description of either the employer or the job opportunity and to advertise jobs nationally.

TRADITIONAL JOB FAIRS

    - employers have limited time to meet with job seekers whom they have not pre-screened; and

    - job seekers often must visit each company's booth prior to determining the specific jobs that are available.

ON-CAMPUS RECRUITING

    - the number of candidates requesting interviews typically exceeds the employers' available time slots; and

    - employers must visit multiple campuses and have limited time to meet with all qualified candidates.

INTERNAL REFERRAL PROGRAMS

    - incentive programs may divert an employee's attention away from performing his or her job, thereby reducing productivity; and

    - referring employees may be more concerned about the quantity than the quality of referrals.

HEADHUNTERS

    - placement fees are costly and employers only have access to limited applicant pools; and

    - job seekers generally receive limited information about the specific companies and positions for which they apply and do not have direct contact with the employer.

ONLINE RECRUITING MARKET

    The emergence of the Internet has created an opportunity to connect job seekers with employers more efficiently and cost effectively when compared to traditional recruiting methods. Online recruiting can automate the recruiting process, providing more informative and responsive real-time interaction between job seekers and employers, and has the potential to lower the cost and time to hire. Job seekers are empowered with access to an aggregation of information about employment opportunities worldwide not previously available to them in one place. We believe that a significant online recruiting marketplace will emerge as more job seekers and employers embrace the advantages the Internet brings to the recruiting process. In addition, Internet-based solutions may replace more expensive client/server recruiting software and change the way companies manage and distribute information about job seekers throughout their organizations.

MARKET OPPORTUNITY

    We believe that most of the advantages offered by Internet technology have not been fully applied to the recruiting market. While online job boards have improved the aggregation of job postings and job seekers, they have not fundamentally improved workflow throughout the recruiting process. Additionally, few Web-based commercial software applications are available to help employers manage their internal recruiting processes. We also believe that most employers are in the early stages of understanding how to use the Internet to increase their competitiveness in recruiting.

    We believe that many of the current online recruiting offerings suffer from the following limitations:

    - LACK OF PRIVACY. Most online recruiting solutions do not allow job seekers to restrict access to their resumes. HotJobs.com believes that many experienced professionals will not post their resumes on a job board if there is a chance that they may be detected by their current employers.

    - HEADHUNTER POSTINGS. Many of the current online recruiting offerings give headhunters complete access to their sites, resulting in a high cost intermediary between employers and job seekers. In addition, employers have to compete with headhunters for the job seekers they are looking to hire. Job seekers do not know whether the jobs to which they are applying are from actual employers or are merely ads placed by headhunters looking for applicants for whom they can charge a fee.

    - LACK OF SCREENING PROCESS. Many of the current online job boards offer no or only limited testing and screening capabilities. Many sites stress the size of their resume database and the number of people who visit the site each month. This focus on quantity rather than quality results in the recruiter receiving an excessive amount of unwanted resumes.

    - LACK OF FUNCTIONALITY. Many online job boards serve only to attract candidates without providing employers with the tools they need to manage the recruiting process within their organizations. Additionally, these job boards generally lack the ability to help employers compile and analyze job seeker data.

    - UNFAVORABLE PRICING MODEL. Most recruiting Websites charge companies to list openings for a fixed period of time on a price-per-ad basis. HotJobs.com believes that this is inefficient for companies with ongoing recruiting needs. Jobs that have been filled remain posted, attracting unwanted applicants, while unfilled jobs need to be posted again and again until a person is hired.

    Because our recruiting solution does not suffer from these limitations, we believe that an opportunity exists to become the leader in online recruiting solutions.

OUR SOLUTIONS

    HotJobs.com provides comprehensive online recruiting solutions for employers and job seekers. Our solutions include our online employment exchange, WWW.HOTJOBS.COM, our browser-based proprietary recruiting software, Softshoe and Shoelace, and our WorkWorld career expos. Additionally, HotJobs.com provides strategic consulting and development services focused on improving the efficiency and effectiveness of the recruiting process for employers. As companies increasingly utilize the Internet to improve their recruiting processes, HotJobs.com believes that its solution enables its customers to leverage the lower cost and real-time communication enabled by the Internet while retaining many of the positive attributes of traditional recruiting methods.

BENEFITS TO JOB SEEKERS

    The WWW.HOTJOBS.COM employment exchange empowers job seekers to find employment opportunities posted directly by employers at no cost to the job seeker. Key features of the HotJobs.com solution for job seekers include:

    - DIRECT ACCESS TO A LARGE AND GROWING LIST OF EMPLOYERS. The WWW.HOTJOBS.COM site offers job seekers direct access to job postings from over 3,200 member employers. Unlike most online recruiting services, WWW.HOTJOBS.COM excludes headhunters to ensure direct contact between job seekers and member employers. Job seekers can search for and apply to specific job openings or submit their resumes to our resume database, providing our member employers with access to their resumes unless blocked by the job seeker.

    - PRIVACY. Through the use of the HotBlock-TM- feature, job seekers can prevent the viewing of their resumes. With this feature, job seekers can eliminate unwanted solicitations and limit detection by their current employers.

    - PERSONALIZATION. HotJobs.com enables job seekers to set up their own career home page, My HotJobs, free of charge and provides them with tools to manage their job searches. HotJobs.com also provides job seekers with the ability to set up personal job search agents, enabling them to create customized and automated searches based on their specifications, such as job type or geographic preference. This service also provides job seekers with email notification during a specified period of time of any new jobs added to the system which match the job seeker's specifications.

    - DETAILED CURRENT INFORMATION. HotJobs.com provides in-depth company and job descriptions, enabling job seekers to apply for those jobs for which they are most qualified and minimizing the need for additional research. Additionally, each job posting includes a date stamp, giving the job seeker information about the age of a particular job posting.

    - JOB SEARCH TOOLS. HotJobs.com provides job seekers with the ability to store job search information, including a "shopping cart" to store multiple job search results as well as cover letter storage related to specific job inquiries. Additionally, job seekers can keep track of currently active jobs for which they have applied and can analyze the effectiveness of their job searches by tracking the number of times their resumes appear in an employer's search and are subsequently viewed.

    - CAREER CHANNELS. In January 2000, HotJobs.com unveiled its channel strategy that specifically targets a search with 24 categories including Marketing, Start-up, Technology and Telecommunications. We designed this channel strategy to allow job seekers to narrowly target their job search. In connection with the channel development, we also introduced sub-categories to better filter searches. Job postings have been reclassified using a platform dubbed "Job Interests." The new classification acts as a cross-index to narrow job searching to help job seekers target the positions they seek.

    - CAREER RESOURCES. HotJobs.com provides job seekers with career resources, including a bookstore, original editorial content and job seeker message boards.

BENEFITS TO EMPLOYERS

    HotJobs.com provides employers with a comprehensive Internet-based recruiting solution focused on reducing the cost and time to hire a new employee. This comprehensive solution includes WWW.HOTJOBS.COM, the online employment exchange, Softshoe and Shoelace recruiting software, WorkWorld career expos and related advertising and consulting services. We developed our solution to provide employers with access to a high quality pool of job seekers and the tools necessary to manage the workflow involved in the recruiting process. Key features of the HotJobs.com solution for employers include:

    - FLEXIBLE PRICING MODEL. HotJobs.com offers employers a fully automated, cost-efficient means to recruit job seekers online. The HotJobs.com pricing model allows employers to choose between different levels of service to meet their needs. Depending upon the employer's requirements, employers may choose to pay periodic subscription fees to become a member of the online employment exchange based on the number of the employer's recruiters that have access to the exchange, to utilize our online software on a subscription fee basis or to purchase customized consulting services.

    - DIRECT ACCESS TO A LARGE NUMBER OF JOB SEEKERS. Through the WWW.HOTJOBS.COM employment exchange, we offer member employers access to our growing job seeker database. We do not allow headhunters to search our resume database or to place job advertisements on our job board. By limiting access only to member employers, we provide direct access to our pool of job seekers and eliminate competition for candidates from headhunters.

    - REAL-TIME JOB POSTING, TRACKING AND MANAGEMENT TOOLS. HotJobs.com provides member employers the ability to post, track and manage job openings in a real-time environment. The HotJobs.com solution enables a member employer to remove a posting once a position has been filled and replace it with a new posting. We believe that this reduces unnecessary expenditures of time and money experienced in traditional recruiting methods.

    - REDUCE UNWANTED RESUMES. Because we do not charge on a per-word basis, our solution allows employers to provide in-depth job descriptions, allowing candidates to self-select jobs for which they are qualified. Additionally, employers can pre-screen applicants using online testing and remove a job posting as soon as it is filled. We believe that these functions minimize the receipt by employers of unqualified or untimely resumes.

    - VALUE ADDED RECRUITING MANAGEMENT SOFTWARE. In addition to our online employment exchange, we provide our proprietary browser-based recruiting software to help employers better manage the entire recruiting process. Softshoe provides private label job board and applicant tracking capabilities, enabling employers to coordinate online and traditional recruiting methods and to share information throughout their entire organization. This enables improved coordination and communication among recruiters, hiring managers and executive management. Shoelace is a turn-key version of Softshoe that enables companies to leverage the audience, immediacy and efficiency of the Internet to quickly find and hire candidates.

    - DISTRIBUTION OF JOB POSTINGS. Through our relationships with third-party Websites, we are able to offer our member employers the ability to place their HotJobs.com job postings onto high-traffic third party Websites including Alta Vista, Usenet and America's Job Bank at no additional cost. HotJobs.com has also entered into arrangements with Juno Online Services, theglobe.com, Inc., About.com, Inc. and FAST COMPANY providing direct access to WWW.HOTJOBS.COM from their sites.

THE HOTJOBS.COM STRATEGY

    Our objective is to become the leading global provider of online recruiting services. Key elements of the HotJobs.com strategy include:

    - BUILD GLOBAL BRAND AWARENESS. HotJobs.com believes that it is essential to establish a strong global brand. We utilize an aggressive marketing program involving print, radio, outdoor, online and television marketing to promote HotJobs.com. For example, in January 1999, we aired a television commercial during the Super Bowl which resulted in a 117% increase in site traffic in the following month. In January 2000, we returned to the Super Bowl with our Hottest Hand on the Web-TM- campaign. We intend to expand our use of public relations, strategic alliances and other marketing programs designed to promote our global brand and build loyalty among our member employers and job seekers.

    - ACCELERATE NEW SUBSCRIBER GROWTH. We intend to accelerate the growth of our subscriber base by rapidly expanding the size of our sales force and locating in select markets throughout the U.S. Generally, we have found greater success in obtaining member employers in markets in which we have a local presence, providing us with a better understanding of a market's particular recruiting needs.

    - CONTINUE TO ENHANCE SITE FUNCTIONALITY AND FEATURES. HotJobs.com intends to provide the best available tools to empower job seekers and employers to more effectively manage their job seeking and recruiting processes. We are developing product and service enhancements aimed at both member employers and job seekers to continue to improve our user interface, searching capabilities, workflow and collaboration, data visualization, navigability, reporting and forecasting. In addition, HotJobs.com intends to enhance content for job seekers. We believe that these enhancements will increase interest in and traffic to our Website.

    - EXPAND RELATIONSHIPS WITH MEMBER EMPLOYERS. We focus significant sales efforts on expanding our relationship with member employers by offering additional products and services. These efforts include the sale of additional subscriptions to WWW.HOTJOBS.COM, Softshoe and Shoelace recruiting software, Mini Job Boards, programs with partners such as We Media, participation in our WorkWorld career expos and online advertising and consulting services.

    - PROVIDE ADDITIONAL CAREER CHANNELS IN SPECIFIC FIELDS. In January 2000, we implemented our channel strategy to increase the appeal and ease of use of WWW.HOTJOBS.COM for job seekers by offering career channels in specific fields such as healthcare, legal services and biotechnology.

    - EXPAND INTERNATIONAL OPERATIONS. We intend to expand our international operations to attract new job seekers and member employers in new markets and to allow us to better serve our global member employers. We plan to accomplish this by opening facilities, making acquisitions and effecting strategic alliances, investments or licensing arrangements that enhance our appeal to unique communities of job seekers. By opening international offices, we believe we will be better positioned to acquire new job seekers and member employers in those countries. We launched our Australian operations at the Internet World Show in Sydney, Australia in August 1999.

    - PURSUE STRATEGIC ACQUISITIONS. From time to time, HotJobs.com evaluates acquisition and investment opportunities in complementary businesses, products and technologies. We explore opportunities that may accelerate our growth; add new content, advertisers, member employers and job seekers; develop new technologies; and penetrate new markets.

PRODUCTS AND SERVICES

WWW.HOTJOBS.COM

    Our WWW.HOTJOBS.COM employment exchange creates a direct link between member employers and job seekers. HotJobs.com empowers both job seekers and member employers by providing them with the tools and functionality they need to plan, execute, monitor and control their employment searches.

    Key features for job seekers and member employers are outlined below:

                         JOB SEEKER FEATURES                 MEMBER EMPLOYER FEATURES
                -------------------------------------  -------------------------------------
Pricing         - Free of charge                       - Recurring subscription fee

Reach           - Searchable database with access to   - Ability to search over 800,000
                more than 3,200 member employers       resumes
                                                       - Recorded over 3.4 million visits in
                                                         January 2000
                                                       - Ability to post job listings to
                                                       third party sites, including
                                                         AltaVista, Usenet and America's Job
                                                         Bank, at no additional cost

Direct          - Direct access to member employers;   - No headhunters may post jobs or
Exchange        no headhunter listings permitted         search our resume database

Customization   - Personal Job Search Agent            - Allows for a detailed job
                - Personal career home page            description and a full company
                                                         profile
                                                       - Test module feature allows pre-
                                                         screening of candidates

Real-Time       - Up-to-date job postings              - Ability to remove job postings at
                - Date stamping of all job postings    any time
                                                       - Date stamping of resumes
                                                       - Immediate receipt of resume
                                                         submissions

Privacy         - Ability to restrict access to their  - Search and review job seeker
                  resume                               resumes anonymously

Tracking and    - Automatic email notification         - Ability to respond directly to job
Monitoring        confirming application receipt         seekers
                - Online "shopping cart" to store      - Storage and management of job
                jobs                                     listings and resumes
                - Ability to store resumes and cover   - Ability to coordinate job postings
                  letters                              for member employers with multiple
                - Archive job applications               accounts
                                                       - Multiple recruiters within an
                                                       enterprise can share notes on an
                                                         applicant

Statistics      - Number of times resume has come up   - Number of times a job posting comes
                  in a search and subsequently been      up in a search, is viewed and
                  viewed and how many jobs to which      applied to by job seekers
                  the job seeker has applied

Community       - Career resources, bookstore,
                original editorial content and job
                  seeker message boards

SOFTSHOE-REGISTERED TRADEMARK-

    Introduced in September 1997, HotJobs.com's Softshoe recruiting software permits employers to manage their enterprise-wide recruiting process by leveraging the cost-efficiencies associated with the Internet. Softshoe provides employers with the ability to create a private label, publicly-viewed job board and an internal employee-only job board, to schedule and track the results of interviews and other recruiting events and to prepare detailed analyses of the company's recruiting efforts. Softshoe provides a browser-based interface that allows multiple participants within an employer's organization to coordinate their efforts in the recruiting process. These participants include recruiters, administrators, executives and hiring managers, each of whom is able to access different levels of information relevant to their involvement in the recruiting process.

    Softshoe provides extensive online reports that allow users to analyze processes and statistical data to establish and refine strategic recruiting initiatives. Examples of these reports include time to hire, number of hires, source of applicants and equal opportunity employment data.

SHOELACE-TM-

    HotJobs.com launched its Shoelace recruiting solution in January 2000. Hosted by HotJobs.com, Shoelace delivers the same technology that powers the WWW.HOTJOBS.COM employment exchange onto a private label version that can be used on any corporate Website. Shoelace is a real-time, plug-and-play job posting and recruiting management system that enables companies to leverage the audience, immediately and efficiency of the Internet to quickly find and hire candidates. Shoelace is integrated into a company's Website, providing an employment site for internal or external job seekers that allows them to search for and apply to jobs online. Some benefits of Shoelace include: real-time job postings, searches and resume submissions; automatic job posting to WWW.HOTJOBS.COM for additional candidate flow; integrates e-mail, faxed and mailed resumes within the company's job board into a single, searchable database accessible via the Internet; and reporting functions that enable management to analyze key staffing metrics to make informed strategic decisions.

WORKWORLD-TM- AND OTHER SERVICES

    HotJobs.com conducts a series of career expos known as WorkWorld. Like WWW.HOTJOBS.COM, these career expos do not allow headhunters to participate. Unlike the traditional job fair model which leaves recruiters with thousands of paper resumes to sort through, WorkWorld career expos are fully integrated into the WWW.HOTJOBS.COM system, placing all job seekers' information online. Job seekers can log onto WorkWorld.com to view a schedule of upcoming events and a list of participating employers and to apply directly to available jobs. Recruiters can then schedule appointments with candidates prior to the actual event. WorkWorld career expos also serve to provide a physical forum for HotJobs.com's account executives to meet directly with employers.

    We also offer consulting services to assist employers with automating the recruiting and job advertising processes in areas including recruiting process re-engineering and Web page design, online advertising and customization.

CUSTOMERS

    As of December 31, 1999, our customer base included over 3,200 employers in industries such as technology, financial services, health care, legal, professional services, retail and telecommunications. Some of our member employers include:

Calvin Klein, Inc.           drugstore.com, inc.           Skadden, Arps, Slate,
Central Intelligence Agency  Hewlett-Packard Company       Meagher & Flom LLP
City of Palo Alto            The Home Depot, Inc.          Union Carbide Corporation
CNBC                         Intel Corporation             Yahoo! Inc.
CNN                          Merck & Co., Inc.             Yankee Group
Credit Suisse First Boston   Nike, Inc.                    Young & Rubicam
Disney Studios               Pets.com, Inc.
E*Trade Group Inc.           The Procter & Gamble Company

    As of December 31, 1999, clients that have purchased Softshoe to manage their recruiting systems include, among others:

Coors Brewing Company  Lucent Technologies                 Tricon Global
DoubleClick Inc.       Merrill Lynch, Pierce, Fenner &     Restaurants, Inc.
Ford Motor Company     Smith, Inc.                         Wang Government Services
HomeGrocer.com         PepsiCo, Inc.                       Division
Humana Inc.            Sabre Inc.                          Warburg Dillion Read

    For the years ended December 31, 1998 and 1999, no customer accounted for more than 10% of our revenues.

SALES AND MARKETING

    As of December 31, 1999, our direct sales force for WWW.HOTJOBS.COM consisted of 85 account executives located in New York, San Francisco, Boston, Chicago and Sydney, Australia. HotJobs.com obtains new corporate members primarily through telemarketing directly to employers as well as leads generated from online inquiries and referrals. In addition, HotJobs.com solicits employers through participation in human resource industry trade shows and similar events. To encourage our account executives to maintain and build our relationship with our member employers, we pay them a monthly commission that is a fixed percentage of all periodic fees paid by the accounts with which they have established a relationship. This also creates an opportunity for account executives to sell other components of our online recruiting solution, participation in our WorkWorld career expos and related advertising and promotional opportunities.

    HotJobs.com utilizes an aggressive marketing program involving print, radio, outdoor, online and television advertising to promote WWW.HOTJOBS.COM as a leading employment exchange. We also support a consistent direct marketing and educational campaign to our member companies regarding online recruiting developments and practices. We plan to continue to use key marketing events, coupled with public relations efforts, to promote awareness of the HotJobs.com brand.

    In addition, we have developed co-promotional events and marketing campaigns for both WWW.HOTJOBS.COM and WorkWorld. Some examples of these include: Jane Magazine Fall College Tour and Experienceonline.com college career center tour. Our October '99 WorkWorld career expo was produced in conjunction with the Fall Internet World '99 Exhibit and Conference.

BUSINESS ALLIANCES

    We have entered into alliances to expand our distribution network, providing added value to our member employers, and increasing recognition of the HotJobs.com brand. Some of these alliances include:

    ABOUT.COM, INC. HotJobs.com has entered into an exclusive co-branding agreement and an advertising agreement with About.com. Under the co-branding agreement, HotJobs.com will build, maintain and host targeted, co-branded job listings sites which users of About.com will be able to access from certain channels such as finance/investing, health/fitness and Internet/online. Under the advertising agreement, About.com has agreed to deliver advertising impressions to us through such avenues as home page-links and banner ads.

    FAST COMPANY. In February 2000, FAST COMPANY named HotJobs.com as its exclusive provider of job-related postings and searching capabilities. Under the terms of the agreement, HotJobs.com will provide FAST COMPANY with a co-branded site featuring HotJobs.com's proprietary technology, job search capabilities and jobs database. The co-branded site will be updated monthly to highlight openings at companies designated by FAST COMPANY as "Fast Companies" for their commitment to real solutions, innovative ideas and human values.

    JUNO ONLINE SERVICES. HotJobs.com and Juno Online Services, a provider of Internet-related services to millions of computer users throughout the U.S., entered into a strategic alliance in December 1999. Under this alliance, HotJobs.com has become the exclusive provider of employment listings content and search tools for the "Careers" Web guide on Juno's Web portal.

    SELLING POWER. In February 2000, the leading sales management magazine, SELLING POWER, named HotJobs.com as its exclusive provider of job-related postings and searching capabilities. HotJobs.com will provide SELLING POWER with a co-branded site as part of the "Career Center" on the SELLING POWER Website. The co-branded site, featuring HotJobs.com's proprietary technology, will be populated with a comprehensive list of sales and marketing-related positions. Articles on career matters and sales skills provided by SELLING POWER will appear on the sales and marketing channels of WWW.HOTJOBS.COM.

    WE MEDIA. In December 1999, We Media named HotJobs.com as a key provider of content to "WeJobs," an employment service for people with disabilities. Under the terms of the alliance, "WeJobs" will utilize HotJobs.com's proprietary technology to highlight employment opportunities at corporations that have demonstrated a commitment to recruiting and hiring people with disabilities.

    HotJobs.com also enters into relationships that allow us to acquire editorial content and/or Web services that are relevant to our job seeker audience. These include salary calculators, relocation services, company biographies and other pertinent information.

    It is possible that parties with whom we have entered into alliances may not perform their obligations as agreed. Our business alliances generally do not establish minimum performance requirements but instead rely on voluntary efforts. In addition, certain of our alliance agreements may be terminated by either party with little notice.

TECHNOLOGY

    We developed our technology to serve a large volume of Web traffic in an efficient, scalable and fault-tolerant manner. The system updates its data files, providing useful search and statistical results to the user. We designed the system to scale easily to support geometric growth without the need to re-architect, or acquire hardware/software systems at a geometric rate.

    Prior to January 2000, we supported certain of our production servers in-house. All of our production web servers and database servers are currently co-located at Level (3) and Frontier Global Center, Web co-location facilities and Internet service providers. These facilities include features such as:

    - protection against a power loss;

    - multiple pathways for data to be passed to the Internet;

    - arrangements with other ISPs to exchange data in order to allow a packet of data to travel the shortest and least congested pathway;

    - fire suppression; and

    - physical space that allows companies to grow without being limited by "environmental" factors while simultaneously providing sufficient bandwidth capacities.

    As we expand our leased application hosting, we intend to increase our use of the services provided by Level (3) and Frontier Global Center and other co-location providers. Our contract with Level (3) began on April 15, 1999 and has a one-year term with month-to-month renewals thereafter. We pay monthly fees of approximately $15,000 under the agreement. Level (3) can discontinue service under certain circumstances, including failure by us to pay our bills. Our contract with Frontier Global Center began on September 15, 1999 and has a two-year term. Fees payable under our agreement with Frontier Global Center will vary depending upon our usage.

    Our software is written using open standards, such as ANSI C, C++, ECMA-262 Script, and HTML, and interfaces with products from Oracle, Netscape Communications, Inc. and Thunderstone. Our template-based page generation using our proprietary tagging language allows for rapid deployment of user interface changes without the necessity to recompile code. This also allows us to develop co-branded sites rapidly without re-engineering.

    We have standardized our hardware platform on Sun Microsystems servers, Foundry Networks and EMC/Clarion disk arrays. Our network topology is designed to sustain multiple failures by various components without down-time.

COMPETITION

    The market for online recruiting solutions is intensely competitive and highly fragmented. The intensity of competition has increased and is expected to further increase in the future. We compete with companies, including recruiting search firms, that offer a single database "job board" solution, such as Monster.com, as well as newspapers, magazines and other traditional media companies that provide online job search services, such as CareerPath.com. We also compete with large Internet information hubs, or portals, such as Excite@Home, recruiting software companies such as Webhire, Inc. and job fair companies such as TechExpo Corporation. We may experience competition from potential customers to the extent that they develop their own online recruiting offerings internally. In addition, we compete with traditional recruiting services, such as headhunters, for a share of employers' total recruiting budgets. We expect to face additional competition as other established and emerging companies, including print media companies and headhunters with established brands, enter the online recruiting market.

    Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and larger client bases than we do. In addition, current and potential competitors are making and are expected to continue to make strategic acquisitions or establish cooperative or, in some cases, exclusive relationships with significant companies or competitors to expand their businesses or to offer more comprehensive solutions.

    Presently, the barriers to entry by competitors in the market for online recruiting are low. Current and new competitors can launch new Internet sites and add substantial content on their sites at a low cost within a short period. Therefore, we expect competition to continue to intensify, and the number of competitors could increase significantly in the near future.

    We believe that there will be rapid business consolidation in the online recruiting industry. Accordingly, new competitors may emerge and rapidly acquire significant market share. In addition, new technologies will likely increase the competitive pressures that we face. The development of competing technologies by market participants or the emergence of new industry standards may adversely affect our competitive position. Competition could result in reduced margins on HotJobs.com products and services, loss of market share or less use of WWW.HOTJOBS.COM by job seekers and employers. If HotJobs.com is not able to compete effectively with current or future competitors as a result of these and other factors, its business could be materially adversely affected.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

    An increasing number of laws and regulations in the United States and abroad pertain to the Internet, including laws or regulations relating to user privacy, liability for information retrieved from or transmitted over the Internet, online content regulation and domain name registration. Moreover, the applicability to the Internet of existing laws governing issues such as intellectual property ownership and infringement, copyright, patent, trademark, trade secret, obscenity, libel, employment and personal privacy is uncertain and developing. In addition, a number of legislative and regulatory proposals are under consideration by federal, state, local and foreign governments.

    PRIVACY CONCERNS. Government agencies are considering adopting regulations regarding the collection and use of personal identifying information obtained from individuals when accessing Websites. While we have implemented and intend to implement additional programs designed to enhance the protection of the privacy of our users, these programs may not conform to any regulations adopted by these agencies. In addition, these regulatory and enforcement efforts may adversely affect the ability to collect demographic and personal information from users, which could have an adverse effect on our ability to provide advertisers with demographic information. In addition, the European Union (the "EU") has adopted a directive that imposes restrictions on the collection and use of personal data. The directive imposes restrictions that are more stringent than current Internet privacy standards in the United States and may adversely affect the activities of entities such as HotJobs.com that plan to engage in data collection from users in EU member countries.

    DOMAIN NAMES. Domain names are the user's Internet "addresses." The current system for registering, allocating and managing domain names took effect in November 1999 and is rapidly evolving. Already, a uniform domain name dispute resolution policy has replaced the previous dispute policy administered by Network Solutions, Inc. Moreover, it is likely that new generic top level domains such as .firm and .store will be added to supplement the existing .com,
 .net and .org generic top level domains. Although we have applied to register "HotJobs.com" as a service mark in the United States, third parties may bring claims for infringement against us for the use of this service mark. In the event those claims are successful, we could lose the ability to use the HotJobs.com domain name. There can be no assurance that our domain name will not lose its value, or that we will not have to obtain entirely new domain names in addition to or in lieu of our current domain names as the current system continues to reform.

    JURISDICTIONS. Due to the global nature of the Internet, it is possible that, although our transmissions over the Internet originate primarily in New York City, the governments of other states and foreign countries might attempt to regulate our business activities. In addition, because our service is available over the Internet in multiple states and foreign countries, these jurisdictions may require us to qualify to do business as a foreign corporation in each of these states or foreign countries, which could subject us to taxes and other regulations.

INTELLECTUAL PROPERTY

    Our success depends to a significant degree upon the protection of our proprietary technology, including our Softshoe and Shoelace recruiting software, and the HotJobs.com brand name. The unauthorized reproduction or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it. If this were to occur, our business could be materially adversely affected. We rely upon a combination of copyright, trade secret and trademark laws and non-disclosure and other contractual arrangements to protect our intellectual property rights. The steps we have taken to protect our proprietary rights, however, may not be adequate to deter misappropriation of all proprietary information.

    We may not be able to detect unauthorized use of our proprietary information or take appropriate steps to enforce our intellectual property rights. In addition, the validity, enforceability and scope of protection of intellectual property in Internet-related industries is uncertain and still evolving. The laws of other countries in which we may market our services in the future also are developing and uncertain and may afford little or no effective protection of our intellectual property.

    We filed with the U.S. Patent and Trademark Office (the "PTO") an application to register the service mark "www.hotjobs.com" for "providing a Web site in the field of employment opportunities and career placement which offers the exchange of information." The PTO initially refused registration, citing two prior existing U.S. trademark registrations. We have since overcome the PTO's refusal to register our mark because of the prior registrations and the PTO has authorized the mark to be published for opposition, the final step before registration. We cannot assure you that we will secure a federal registration of the mark

"www.hotjobs.com." In addition, in May 1998, a third party made claims of prior use and ownership of "hotjobs" as a trademark. We investigated these claims and did not find them to have any verifiable basis. We responded accordingly on June 1, 1998 and have not received any further correspondence. An adverse outcome to any litigation related to these claims, should it occur, could result in us being limited or prohibited from further using the "www.hotjobs.com" mark and related derivative marks in the future. At this time, we are not able to evaluate the likelihood of any subsequent actions related to those claims or an unfavorable outcome in the event such claims are reasserted, or to estimate the amount or range of any related potential loss.

    We currently hold a trademark registration in the United States for the marks Softshoe-Registered Trademark-, The Web's Hottest
Jobs-Registered Trademark-, The Experienced Professional's Job
Board-Registered Trademark- and Reslex-Registered Trademark-. Effective trademark protection may not be available in all countries in which we intend to conduct business. Policing unauthorized use of our marks is also difficult and expensive. In addition, it is possible that our competitors will adopt product or service names similar to ours, impeding our ability to build brand identity and possibly leading to customer confusion.

EMPLOYEES

    As of December 31, 1999, we had 207 employees, of whom 134 worked in sales, marketing, client services, and business development, 44 in product development and 29 in finance, administration, human resources and corporate operations. From time to time, we employ independent contractors and consultants to support our research and development, marketing and sales and business development efforts. None of our employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.

RISK FACTORS

    AN INVESTMENT IN OUR COMPANY INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CONSIDER CAREFULLY THE FOLLOWING INFORMATION ABOUT THESE RISKS, TOGETHER WITH THE OTHER INFORMATION CONTAINED IN THIS REPORT, BEFORE YOU DECIDE TO INVEST IN OUR COMPANY. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS WOULD LIKELY SUFFER. IN THIS CASE, THE MARKET PRICE OF OUR COMMON STOCK COULD DECLINE, AND YOU COULD LOSE ALL OR PART OF YOUR INVESTMENT.

          RISKS RELATED TO OUR FINANCIAL CONDITION AND BUSINESS MODEL

WE HAVE A LIMITED OPERATING HISTORY SO IT WILL BE DIFFICULT FOR YOU TO EVALUATE AN INVESTMENT IN HOTJOBS.COM.

    We were incorporated and began generating revenues in February 1997. Accordingly, we have only a limited operating history for you to evaluate our business and prospects. As a new company, we face risks and uncertainties relating to our ability to successfully implement our strategy. You must consider the risks, expenses and uncertainties that an early stage company in new and rapidly evolving markets like ours faces. Some of these risks include:

    - ability to sustain historical revenue growth rates;

    - ability to increase awareness of our brand;

    - managing our expanding operations;

    - competition;

    - attracting, retaining and motivating qualified personnel;

    - maintaining our current, and developing new, strategic relationships;

    - ability to anticipate and adapt to the changing Internet market and any changes in government regulation; and

    - attracting and retaining a large number of member companies for our employment exchange.

We also depend on the growing use of the Internet for recruiting purposes and on general economic conditions. If we cannot address these risks and uncertainties or are unable to execute our strategy, we may not be successful.

WE HAVE NOT BEEN PROFITABLE, AND WE EXPECT OUR LOSSES TO CONTINUE.

    We have never been profitable. For the year ended December 31, 1999, we incurred a net loss of approximately $17.8 million. At December 31, 1999, we had an accumulated deficit of approximately $37.2 million. We expect to continue to lose money in the foreseeable future because we anticipate incurring significant expenses in connection with building awareness of the HotJobs.com brand, rapidly expanding our sales and other personnel, developing strategic relationships and improving our products and services. We forecast our future expense levels based on our operating plans and our estimates of future revenues. We may find it necessary to accelerate expenditures relating to our sales and marketing, products and technology and expansion efforts or to otherwise increase our financial commitment to creating and maintaining brand awareness or developing our products. Although our revenues have grown in recent quarters, we cannot assure you that we will achieve sufficient revenues for profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to achieve or sustain profitability.

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

    - the demand for and acceptance of our Website, products, product enhancements and services;

    - the timing, amount and mix of subscription, license and service payments;

    - changes in general economic conditions, such as recessions, that could affect recruiting efforts generally and online recruiting efforts in particular;

    - the magnitude and timing of marketing initiatives;

    - the maintenance and development of our strategic relationships;

    - the timing of acquisitions;

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

OUR BUSINESS MODEL IS UNPROVEN AND MAY NOT BE ADAPTABLE TO A CHANGING MARKET.

    If we are not able to anticipate changes in the online recruiting market or if our business model is not successful, we may not be able to expand our business or to successfully compete with other companies, which could have a material adverse effect on our business, results of operations and financial condition. Our current business model depends on recurring revenue from employers using our Website and hosting fees associated with our application software. Our revenue model and profit potential are unproven. If current employers decide to discontinue our service and we are unable to replace them with new employers, our revenues could decrease or grow at a slower rate than expected. It is possible that we will be required to further adapt our business model in response to additional changes in the online recruiting market or if our current business model is not successful.

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

    Because we expect to generate losses for the foreseeable future, we do not expect that income from our operations will be sufficient to meet our needs. We expect to raise additional funds in the future in order to fund our anticipated growth, more aggressive marketing programs or the acquisition of complementary businesses, technologies and services. Obtaining additional financing will be subject to a number of factors including:

    - market and economic conditions;

    - our financial condition and operating performance; and

    - investor sentiment.

These factors may make the timing, amount, terms and conditions of additional financing unattractive for us.

ECONOMIC FLUCTUATIONS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

    Demand for our services may be significantly and adversely affected by the level of economic activity and employment in the United States and abroad. When economic activity slows, many companies hire fewer permanent employees. A recession could cause employers to reduce or postpone their recruiting efforts generally, and their online recruiting efforts in particular. Therefore, a significant economic downturn or recession, especially in regions or industries where our operations are heavily concentrated, could have a material adverse effect on our business, financial condition and operating results. Further, we may face increased pricing pressures during such periods. There can be no assurance that during these periods our results of operations will not be adversely affected.

                   RISKS RELATED TO OUR MARKETS AND STRATEGY

THE INTERNET IS NOT A PROVEN RECRUITING MEDIUM.

    If we are unable to compete with traditional recruiting and job seeking methods, our revenues could be reduced. The future of our business is dependent on the acceptance by job seekers and employers of the Internet as an effective job seeking and recruiting tool. The online recruiting market is new and rapidly evolving, and we do not yet know how effective online recruiting is compared to traditional recruiting methods. The adoption of online recruiting and job seeking, particularly among those companies that have historically relied upon traditional recruiting methods, requires the acceptance of a new way of conducting business, exchanging information, advertising and applying for jobs. Many of our potential employer customers have little or no experience using the Internet as a recruiting tool, and only select segments of the job seeking population have experience using the Internet to look for jobs. There can be no assurance that companies will allocate or continue to allocate portions of their budgets to Internet-based recruiting. As a result, we cannot be sure that we will be able to effectively compete with traditional recruiting and job seeking methods. If Internet-based recruiting is not widely accepted, our business, results of operations and financial condition could be materially adversely affected.

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

WE MAY NOT BE ABLE TO DEVELOP AWARENESS OF OUR BRAND NAME.

    We believe that continuing to build and maintain awareness of our brand name is critical to achieving widespread acceptance of our business. Our brand name is critical in our efforts to sustain or increase the number of employers and job seekers who use our Website. We believe that the importance of brand recognition will increase due to the continued growth in the number of competitors entering the online recruiting market. If we fail to successfully protect, promote, position and maintain our HotJobs.com brand name, incur significant expenses in promoting our brand and fail to generate a corresponding increase in revenue as a result of our branding efforts, or encounter legal obstacles which prevent our continued use of our brand name, our business, results of operations and financial condition could be materially adversely affected. Brand recognition is a key differentiating factor among providers of online recruiting services, and we believe it could become more important as competition in the online recruiting market increases. In order to maintain and build brand awareness, we must succeed in our marketing efforts, provide high quality services and increase the number of high quality job seekers using WWW.HOTJOBS.COM. Failure to successfully maintain and build awareness of our brand could reduce our revenues or cause our revenues to grow at a slower rate than expected.

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

    WE WILL NOT BE ABLE TO ATTRACT JOB SEEKERS OR EMPLOYERS IF WE DO NOT CONTINUALLY ENHANCE AND DEVELOP THE CONTENT AND FEATURES OF OUR PRODUCTS AND SERVICES. To remain competitive, we must continually improve the responsiveness, functionality and features of our products and services and develop other products and services that are attractive to job seekers and employers. We may not succeed in developing or introducing features, functions, products or services that job seekers and employers find attractive at all or quickly enough. This could reduce the number of job seekers and employers using WWW.HOTJOBS.COM and materially adversely affect our revenues.

    INTERNET USERS MAY NOT ACCEPT OUR INTERNET CONTENT. Our future growth depends in part on our ability to attract job seekers who are qualified for the jobs posted by our customers. This in turn depends in part on our ability to deliver original and compelling content to these job seekers. We cannot assure you that our content will be attractive to Internet users. We also cannot assure you that we will be able to anticipate, monitor and successfully respond to rapidly changing consumer tastes and preferences to continue to attract a sufficient number of Internet users to our Website. Internet users can freely navigate and instantly switch among a large number of Websites. In addition, many other Websites offer very specific, highly targeted content. These sites could have greater appeal than our Website to particular groups within our target audience.

    WE MAY LOSE BUSINESS IF WE FAIL TO KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGIES AND CUSTOMER NEEDS. If we are unable to timely and successfully develop and introduce new products and enhancements to existing products in response to our industry's changing technological requirements, our revenues could be materially adversely affected. Our success is dependent on our ability to develop new and enhanced software, services and related products to meet rapidly evolving technological requirements for online recruiting software and solutions. New Internet-based services or enhancements which we have offered or may offer in the future may contain design flaws or other defects that could require extensive modifications or result in a loss of client confidence. Our current technology may not meet the future technical requirements of employers. Trends that could have a critical impact on our success include:

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

OUR BUSINESS AND GROWTH WILL SUFFER IF WE ARE UNABLE TO HIRE AND RETAIN HIGHLY SKILLED PERSONNEL.

    If we are unable to hire and retain highly skilled personnel, our growth may be restricted, the quality of our products and services reduced and our revenues may be reduced or grow at a slower rate than expected. Our future success depends on our ability to attract, train, motivate and retain highly skilled employees. Competition for highly skilled employees is intense, particularly in the Internet industry. We may be unable to retain our skilled employees or attract, assimilate and retain other highly skilled employees in the future. We have from time to time in the past experienced, and we may experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

WE MAY NOT BE ABLE TO EFFECTIVELY MANAGE OUR EXPANDING OPERATIONS.

    In order to execute our business plan, we must continue to grow significantly. If we are not able to expand our operations in an efficient manner, our expenses could grow disproportionately to revenues or our revenues could decline or grow at a slower rate than expected, either of which could have a material adverse effect on our business, results of operations and financial condition. We have recently experienced a period of rapid growth that has placed considerable demands on our managerial, operational, financial and information system resources. To continue to successfully implement our business plan in our rapidly evolving markets requires an effective planning and management process. We continue to increase the scope of our operations, and we have grown our workforce substantially. We had 50 employees as of December 31, 1998. At December 31, 1999, the number of employees had increased to 207. We expect that the number of our employees will continue to increase for the foreseeable future. Our growth is expected to result in increased responsibility for both existing and new management personnel. Our growth has placed, and our anticipated future growth combined with the requirements we face as a public company will continue to place, a significant strain on our management, operations, systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures, and will need to continue to expand, train and manage our workforce. Our success depends to a significant extent on the ability of our executive officers and other members of senior management to operate effectively both independently and as a group. We will also need to continue to expand and maintain close coordination among our products and technology, finance and administration and sales and marketing organizations. We cannot assure you that if we continue to grow, management will be effective in attracting and retaining additional qualified personnel, expanding our physical facilities, integrating acquired businesses, if any, or otherwise managing growth. We cannot assure you that our information systems, procedures or controls will be adequate to support our operations or that our management will be able to achieve the rapid execution necessary to successfully offer our products and services and implement our business plan. Our future performance may also depend on our effective integration of acquired businesses, if any. Any such integration, even if successful, may take a significant period of time and expense, and may place a significant strain on our resources. If we are not able to manage existing or anticipated growth, our business, results of operations and financial condition will be materially adversely affected.

INTENSE COMPETITION MAY RENDER OUR SERVICES AND PRODUCTS UNCOMPETITIVE OR OBSOLETE.

    The market for online recruiting solutions is intensely competitive and highly fragmented. We expect competition to continue to increase because the market poses no substantial barriers to entry. We believe that our ability to compete depends upon many factors both within and beyond our control, including the following:

    - the timing and market acceptance of new solutions and enhancements to existing solutions developed either by us or our competitors;

    - customer service and support efforts;

    - sales and marketing efforts; and

    - the ease of use, performance, price and reliability of solutions developed either by us or our competitors.

    We compete with companies, including recruiting search firms that offer a single database job board solution, such as Monster.com, as well as newspapers, magazines and other traditional media companies that provide online job search services, such as CareerPath.com. We also compete with large Internet information hubs, or portals, such as Excite@Home, recruiting software companies such as Webhire, Inc. and job fair companies such as TechExpo Corporation. We may experience competition from potential customers to the extent that they develop their own online recruiting offerings internally. In addition, we compete with traditional recruiting services, such as headhunters, for a share of employers' total recruiting budgets. We expect to face additional competition as other established and emerging companies, including print media companies and headhunters with established brands, enter the online recruiting market.

    Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and larger customer bases than we do. These factors may allow them to respond more quickly than we can to new or emerging technologies and changes in customer requirements. It may also allow them to devote greater resources than we can to the development, promotion and sale of their products and services. These competitors may also engage in more extensive research and development, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential employees and strategic partners. We cannot assure you that our competitors will not develop products or services that are equal or superior to our solutions or that achieve greater market acceptance than our solutions. In addition, current and potential competitors are making and are expected to continue to make strategic acquisitions or establish cooperative, and, in some cases, exclusive relationships with significant companies or competitors to expand their businesses or to offer more comprehensive solutions.

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

A FAILURE TO ESTABLISH AND MAINTAIN PARTNERSHIPS AND ALLIANCES WITH OTHER WEB PROPERTIES COULD LIMIT THE GROWTH OF OUR BUSINESS.

    We have entered into, and expect to continue to enter into, arrangements with third parties to increase our member base, bring traffic to our Website and enhance the HotJobs.com brand. If any of our current agreements are terminated, we cannot assure you that we will be able to replace the terminated agreement with an equally beneficial arrangement. We also cannot assure you that we will be able to renew any of our current agreements when they expire or, if we are, that we will be able to do so on acceptable terms. We also do not know whether we will be successful in entering into additional partnerships and alliances or that any relationships, if entered into, will be on terms favorable to us.

    In late 1999, we brought an action for enforcement of an agreement between us and Digital City, Inc., the outcome of which is uncertain. The outcome of such litigation may have an impact on our business, which impact is uncertain. Any resulting impact on our stock price is also uncertain.

LOSS OF ANY OF OUR KEY MANAGEMENT PERSONNEL COULD NEGATIVELY IMPACT OUR
BUSINESS.

    The loss or departure of any of our officers or key employees could materially adversely affect our ability to implement our business plan and could lower our revenues or cause our revenues to grow at a slower rate than expected. Our future success depends to a significant extent on the continued service and coordination of our management team, particularly Richard S. Johnson, our President and Chief Executive Officer. We do not maintain key person insurance for any member of our management team. In addition, certain members of our management team have joined us within the last year. These individuals have not previously worked together and are becoming integrated into our management team. If our key management personnel are not able to work together effectively or successfully, our business could be materially adversely affected. In addition, if one or more key employees join a competitor or form a competing company, though we have non-competition agreements with each of our key employees, we may lose existing or potential clients which could have a material adverse effect on our business, results of operations and financial condition. Though we have confidentiality agreements with each of our employees, if we were to lose a key employee, we cannot assure you that we would be able to prevent the unauthorized disclosure or use of our procedures, practices, new product development or client lists.

WE MAY NOT BE SUCCESSFUL IN OUR PLAN FOR INTERNATIONAL EXPANSION.

    We may not be able to successfully execute our business plan in foreign markets. If revenue from international ventures is not adequate to cover our investment in those ventures, our total revenues could be materially adversely affected.

    We believe that our member employers are increasingly attempting to fill positions in international markets and that job seekers are increasingly seeking positions in international markets. We believe that expansion into international markets through a combination of internal business expansion, strategic alliances, joint ventures and potential acquisitions will increase the number of job seekers who post their resumes on WWW.HOTJOBS.COM and will increase the number and variety of jobs available to our job seekers. Our future international operations might not succeed for a number of reasons including:

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

WE MAY NOT BE ABLE TO SUCCESSFULLY MAKE ACQUISITIONS OF OR INVESTMENTS IN OTHER COMPANIES.

    We expect our growth to continue, in part, by acquiring complementary businesses, products, services or technologies. From time to time, we have had discussions with companies regarding our acquiring, or investing in, their businesses, products, services or technologies. We cannot assure you that we will be able to identify suitable acquisition or investment candidates. Even if we do identify suitable candidates, we cannot assure you that we will be able to make acquisitions or investments on commercially acceptable terms. Acquiring other businesses and technologies involves several risks, including:

    - the availability of financing at all or on terms we find acceptable;

    - diversion of our management's attention from other business concerns;

    - key personnel of the acquired company may decide not to work for us;

    - entry into markets in which we have little or no direct prior experience;

    - inability to identify and acquire businesses on a cost-effective basis;

    - inability to manage and integrate acquired personnel, operations, services, products and technologies into our organization effectively; and

    - inability to retain and motivate key personnel and to retain the clients or goodwill of acquired entities.

    In pursuing acquisitions, we may compete with competitors that may be larger and have greater financial and other resources than we have. Competition for these acquisition targets could result in increased prices. In addition, in executing our acquisition strategy, we may incur expenses without being able to identify suitable acquisition candidates, which could reduce our profitability. Furthermore, we may incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be dilutive to our existing stockholders.

        RISKS RELATED TO THE INTERNET AND OUR TECHNOLOGY INFRASTRUCTURE

WE MAY EXPERIENCE REDUCED VISITOR TRAFFIC, REDUCED REVENUE AND HARM TO OUR REPUTATION IN THE EVENT OF UNEXPECTED NETWORK INTERRUPTIONS CAUSED BY SYSTEM FAILURES.

    Any system failure, including network, software or hardware failure, that causes an interruption in the delivery of our products and services or a decrease in responsiveness of our services could result in reduced visitor traffic, reduced revenue and could materially adversely affect our reputation and brand. Our servers and software must be able to accommodate a high volume of traffic. We have experienced system interruptions in the past, and we believe that these interruptions will continue to occur from time to time in the future. We believe that visitor traffic is also dependent on the timing and magnitude of our advertising. We have experienced monthly fluctuations in visitor traffic, including short-term reductions. Any substantial increase in demands on our servers will require us to expand and adapt our network infrastructure. If we are unable to add additional software and hardware to accommodate increased demand, we could experience unanticipated system disruptions and slower response times. Any catastrophic failure at one of our co-location facilities could prevent us from serving our Web traffic for up to several days, and any failure of one or more of our Internet service providers may adversely affect our network's performance. Our clients may become dissatisfied by any system failure that interrupts our ability to provide our products and services to them or results in slower response times. We do not maintain business interruption insurance and our other insurance may not adequately compensate us for any losses that may occur due to any failures in our system or interruptions in our service.

BREACHES OF OUR NETWORK SECURITY COULD BE COSTLY.

    Because we host HotJobs.com-related data for many of our customers, we may be liable to any of those customers that experience losses due to our security failures. As a result, we may be required to expend capital and resources to protect against or to alleviate security breaches, which could reduce our profitability. A significant barrier to confidential communications over the Internet has been the need for security. We may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by these breaches. If unauthorized persons penetrate our network security, they could misappropriate proprietary information or cause interruptions in our services. Misappropriation of our proprietary information or interruptions of our services could result in reduced visitor traffic. Reduced visitor traffic may result in fewer job seekers posting their resumes to our WWW.HOTJOBS.COM employment exchange which, in turn, may discourage employers from subscribing to the employment exchange. We generate a substantial portion of our revenue from these subscription fees.

COMPUTER VIRUSES MAY CAUSE OUR SYSTEMS TO INCUR DELAYS OR INTERRUPTIONS, WHICH COULD REDUCE DEMAND FOR OUR SERVICE AND DAMAGE OUR REPUTATION.

    Computer viruses may cause our systems to incur delays or other service interruptions and could damage our reputation and have a material adverse effect on our business, financial condition and results of operations. In June 1999, we detected a virus on a file server which supports our office equipment. The inadvertent transmission of computer viruses could expose us to a material risk of loss or litigation and possible liability. Moreover, if a computer virus affecting our system is highly publicized, our reputation could be materially damaged and our visitor traffic may decrease. Any of these events could have a material adverse effect on our revenues.

    Our success will depend, in large part, upon the maintenance of the Web infrastructure, such as a reliable network backbone with necessary speed, data capacity and security, and timely development of enabling products such as high speed modems, for providing reliable Web access and services and improved content. We cannot assure you that the Web infrastructure will continue to effectively support the demands placed on it as the Web continues to experience increased numbers of users, frequency of use or increased bandwidth requirements of users. Even if the necessary infrastructure or technologies are developed, we may have to spend considerable amounts to adapt our solutions accordingly. Furthermore, the Web has experienced a variety of outages and other delays due to damage to portions of its infrastructure.

WE MAY NOT BE ABLE TO ACCESS THIRD PARTY TECHNOLOGY UPON WHICH WE DEPEND.

    If we lose the ability to access third party technology which we use, are unable to gain access to additional products or are unable to integrate new technology with our existing systems, we could experience delays in our development and introduction of new services and related products or enhancements until equivalent or replacement technology can be accessed, if available, or developed internally, if feasible. If we experience these delays, our revenues could be reduced or grow slower than expected and our business could be materially adversely affected. We license technology that is incorporated into our services and related products from third parties including Oracle Corporation for database technology and Thunderstone Software-EPI, Inc. for full-text indexing. In light of the rapidly evolving nature of Internet technology, we may increasingly need to rely on technology from other vendors. Technology from our current or other vendors may not continue to be available to us on commercially reasonable terms, or at all.

POTENTIAL YEAR 2000 PROBLEMS WITH OUR SYSTEMS OR SOFTWARE COULD CAUSE DELAY OR LOSS OF REVENUE, DIVERSION OF RESOURCES OR INCREASED COSTS.

    Many companies' computer systems, software products and control devices needed to be upgraded or replaced in order to operate properly in the year 2000 and beyond because of an inability to distinguish 21(st) century dates from 20(th) century dates.

    Our systems and software did not experience any material date-related problems on January 1, 2000 or in connection with the leap year in 2000. However, our systems and software may contain undetected errors or defects associated with year 2000 date functions that have not yet surfaced. If any such errors or defects do exist, we may incur material costs to resolve them. The internal systems used to run our business utilize third party hardware and software. Although to date we have not experienced any date-related problems with third party hardware or software, we cannot assure you that such problems will not surface in the next several months. Our business is dependent on the ability of employers and job seekers to utilize hardware and software in the employment process. We are not aware of any significant date-related hardware or software problems experienced by our member employers or job seekers. However, we cannot assure you that such problems will not arise in the future. If any of these systems do experience date-related problems, we could experience delay or loss of revenue, diversion of resources or increased costs, and our financial condition could be harmed.

    In addition, although we believe that the costs of ensuring that our systems and software and those of third parties with which we do business do not experience any date-related problems will not be material, we cannot assure you of this.

                       RISKS RELATED TO LEGAL UNCERTAINTY

WE MAY BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATIONS AND LEGAL UNCERTAINTIES AFFECTING THE INTERNET WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

    Legal uncertainties and new regulations could increase our costs of doing business, prevent us from delivering our products and services over the Internet or slow the growth of the Internet, any of which could increase our expenses, reduce our revenues or cause our revenues to grow at a slower rate than expected and materially adversely affect our business, financial condition and results of operations. Laws and regulations directly applicable to Internet communications, commerce, recruiting and advertising are becoming more prevalent, and new laws and regulations are under consideration by the United States Congress and state legislatures. Any legislation enacted or restrictions arising from current or future government investigations or policy could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as a communications, commercial, recruiting and advertising medium. The laws governing the Internet, however, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. In addition to new laws and regulations being adopted, existing laws may be applied to the Internet. New and existing laws may cover issues which include:

    - user privacy;

    - civil rights and employment claims;

    - consumer protection;

    - libel and defamation;

    - copyright, trademark and patent infringement;

    - pricing controls;

    - characteristics and quality of products and services;

    - sales and other taxes; and

    - other claims based on the nature and content of Internet materials.

    In addition, any imposition of state sales and use taxes imposed on the products and services sold over the Internet may decrease demand for products and services that we sell over the Internet. The U.S. Congress passed legislation in 1998 which limits for three years the ability of states to impose any new taxes on Internet-based transactions. Failure by Congress to renew this legislation and the subsequent imposition of state taxes on Internet-based transactions could adversely affect our future operating results which could result in a decline in our stock price.

WE MAY BE UNABLE TO OBTAIN A U.S. TRADEMARK REGISTRATION FOR OUR BRAND OR TO PROTECT OUR OTHER PROPRIETARY INTELLECTUAL PROPERTY RIGHTS.

    FAILURE TO OBTAIN FEDERAL TRADEMARK REGISTRATION FOR WWW.HOTJOBS.COM COULD DISRUPT OUR PROMOTION OF THE HOTJOBS.COM BRAND. If we are unable to secure the rights to use the www.hotjobs.com mark and related derivative marks, a key element of our strategy of promoting "HotJobs.com" as a global brand could be disrupted. Our success depends to a significant degree upon the protection of our proprietary technology, including our Softshoe and Shoelace software and our brands and their value, particularly the "HotJobs.com" brand name. We are also susceptible to others imitating our branding, particularly HotJobs.com. To date, we have not been successful in our efforts to secure a federal registration for "www.hotjobs.com." In addition, in May 1998, another pending trademark applicant, who has since abandoned its application, made claims regarding prior use and ownership of "hotjobs" as a trademark. Adverse outcomes to these or similar claims or any related litigation, should it occur, could result in us being limited or prohibited from further using the "www.hotjobs.com" mark and related derivative marks in the future.

    FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS COULD PERMIT OTHERS TO APPROPRIATE OUR PROPRIETARY TECHNOLOGY. The unauthorized reproduction or other misappropriation of our proprietary technology could enable third parties to benefit from our technology and brand name without paying us for them. If this were to occur, our revenues could be materially adversely affected and the value of our brand could be diminished. The steps we have taken to protect our proprietary rights may not be adequate to deter misappropriation of proprietary information. We may not be able to detect unauthorized use of our proprietary information or take appropriate steps to enforce our intellectual property rights. In addition, the validity, enforceability and scope of protection of intellectual property in Internet-related industries is uncertain and still evolving. The laws of other countries in which we may market our services in the future are uncertain and may afford little or no effective protection of our intellectual property. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive. The proceedings also could involve a high degree of risk.

DEFENDING AGAINST INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS COULD BE TIME CONSUMING AND EXPENSIVE, AND WE MAY BE LIABLE FOR INFRINGING ON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS. IF WE ARE NOT SUCCESSFUL IN DEFENDING AGAINST THESE CLAIMS, WE COULD BE SUBJECT TO SIGNIFICANT DAMAGES AND THE DISRUPTION OF OUR BUSINESS.

    Successful intellectual property infringement claims against us could result in monetary liability or a material disruption in the conduct of our business. We cannot be certain that our products, content and brand names do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties. We expect that infringement claims in our markets will increase in number as more participants enter the markets. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. We may incur substantial expenses in defending against these third party infringement claims, regardless of their merit.

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

                                  OTHER RISKS

OUR STOCK PRICE MAY EXPERIENCE EXTREME PRICE AND VOLUME FLUCTUATIONS.

    The market price of our common stock has fluctuated in the past and is likely to continue to be highly volatile and subject to wide fluctuations. The stock market in general and the market prices of shares in technology companies, particularly those such as ours that offer Internet-based products and services, have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. The market price of our common stock has fluctuated in the past and could continue to be highly volatile and subject to wide fluctuations in response to many factors, some of which are largely beyond our control. These factors include:

    - quarterly variations in our results of operations;

    - adverse business developments;

    - changes in financial estimates by securities analysts;

    - investor perception of us and online recruiting services in general;

    - announcements by our competitors of new products and services; and

    - general economic conditions both in the U.S. and in foreign countries.

    Our stock price may also experience fluctuations due to approximately
$5.5 million in non-cash deferred compensation which we expect to amortize over the next four years.

SINCE OUR STOCK PRICE IS VOLATILE, WE MAY BECOME SUBJECT TO SECURITIES LITIGATION WHICH IS EXPENSIVE AND COULD RESULT IN A DIVERSION OF RESOURCES.

    Litigation brought against us could result in substantial costs to us in defending against the lawsuit and a diversion of management's attention. Securities class action litigation has often been brought against companies that experience volatility in the market price of their securities. Since our stock price is volatile, we could be subject to securities litigation and incur higher expenses than expected, which could have a material adverse effect on our business and results of operations.

FUTURE SALES OF OUR COMMON STOCK MAY NEGATIVELY AFFECT OUR STOCK PRICE.

    The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or as a result of sales by our existing stockholders, or the perception that these sales could occur. We have and will continue to have a large number of shares of common stock outstanding and available for resale. These sales might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. The shares of our common stock currently outstanding are or will become eligible for sale without registration pursuant to Rule 144 under the Securities Act, subject to certain conditions of Rule 144. Certain holders of our common stock also have certain demand and piggyback registration rights enabling them to register their shares under the Securities Act for sale.

IT MAY BE DIFFICULT FOR A THIRD PARTY TO ACQUIRE HOTJOBS.COM WHICH COULD DEPRESS OUR STOCK PRICE.

    Delaware corporate law, our amended and restated certificate of incorporation and bylaws, and our Stock Award Plan and 1999 Stock Option/Stock Issuance Plan contain provisions that could have the effect of delaying, deferring or preventing a change in control of HotJobs.com or our management that stockholders may consider favorable or beneficial. These provisions could discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions.

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

    Our executive officers and directors and entities affiliated with them will, in the aggregate, beneficially own a majority of our common stock. These stockholders will be able to exercise significant influence over all matters requiring approval by our stockholders, including the election of directors and the approval of significant corporate transactions, including a change of control of HotJobs.com. The interests of these stockholders may differ from the interests of our other stockholders.

ITEM 2. PROPERTIES

    Our principal executive offices are currently located in approximately 9,900 square feet of office space in New York, New York under a lease that expires in March 2004, but which can be terminated by either party with 90 days notice. On February 18, 2000, we provided our landlord with notice of our intention to terminate this lease.

    In November 1999, HotJobs.com entered into a lease agreement for approximately 42,000 square feet of office space located at 406 West 31(st) Street, New York, NY 10001, for a term of 10 years and 2 months. We will make lease payments totaling approximately $760,000 in the aggregate for the year ended December 31, 2000. The new facility will house our corporate headquarters.

    We expect that our New York based operations will be relocated to the new facilities during the second quarter of 2000. We also lease facilities for our sales and marketing operations in San Francisco and Santa Monica, CA, Chicago, IL, Boston, MA, Austin, TX and Sydney, Australia. We intend to expand our sales, marketing and technology operations and therefore may require additional facilities in the future

ITEM 3. LEGAL PROCEEDINGS

    From time to time, HotJobs.com is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights. HotJobs.com is not currently aware of any legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    Our common stock has been quoted on the NASDAQ National Market under the symbol HOTJ since our initial public offering on August 10, 1999. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ National Market:

1999:                                                           HIGH       LOW
-----                                                         --------   --------
Third Quarter (from August 10, 1999)........................   $36.13     $ 7.50
Fourth Quarter..............................................   $48.00     $21.00

    On February 29, 2000, the last sale price of our common stock reported by the NASDAQ National Market was $25.13.

HOLDERS

    As of February 29, 2000, we had approximately 71 holders of record of our common stock.

DIVIDEND POLICY

    We have not declared or paid any cash dividends on our common stock or preferred stock since inception, and we do not expect to pay any cash dividends for the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business. The payment of dividends will be at the discretion of our board of directors and will depend upon factors such as future earnings, capital requirements, our financial condition and general business conditions.

USE OF PROCEEDS FROM SECURITIES SALES

    On November 1999, we completed a follow-on public offering of 3,600,000 shares of our common stock for gross proceeds to us of $108.0 million, and net proceeds, after deducting costs of the offering, of approximately
$102.1 million. On December 8, 1999, the underwriters exercised their over-allotment option for an additional 450,000 shares, resulting in gross proceeds to us of $13.5 million, and net proceeds, after deducting costs of the offering, of approximately $12.8 million. The managing underwriters in the offering were Deutsche Bank Securities Inc., BancBoston Robertson
Stephens Inc., SG Cowen Securities Corporation and Thomas Weisel Partners, LLC. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-89813). The Securities and Exchange Commission declared the Registration Statement effective on November 10, 1999. In connection with the offering, an aggregate of approximately $6.6 million in costs were paid (including the underwriting discounts, commissions and expenses) directly to third parties.

    On August 10, 1999, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-80367) in connection with our IPO. A total of 3,350,000 shares of our common stock (including 350,000 shares issued pursuant to the exercise by the underwriters of a portion of their over-allotment option) were sold at a price of $8.00 per share to an underwriting syndicate led by Deutsche Bank Securities Inc., BancBoston Robertson Stephens Inc., SG Cowen Securities Corporation and E*OFFERING Corp. On August 13, 1999 and September 2, 1999, 3,000,000 and 350,000 shares of our common stock, respectively, were sold and thereafter, the IPO was completed. The aggregated gross proceeds raised in connection with the IPO were $26.8 million. The total costs incurred in connection with the IPO, including underwriting discounts and commissions, and fees for registration, legal, accounting, transfer agent, printing, and other miscellaneous fees, were approximately $3.6 million, resulting in net proceeds to us of approximately $23.2 million.

    As of December 31, 1999, the net proceeds of the IPO and the follow-on offering had not yet been utilized. The net proceeds will be used for general corporate purposes, including increasing our sales and marketing efforts; developing our infrastructure, products and services; obtaining additional office space; hiring additional personnel; and possible acquisitions.

RECENT SALES OF UNREGISTERED SECURITIES

    In February 1997, we issued and sold 21,300,000 shares of our common stock to purchases, including officers and directors, for par value.

    Effective May 10, 1999, we issued and sold 1,620,000 shares of Series A Preferred Stock to 18 accredited investors for an aggregate purchase price of $16,200,000. All of the Series A Preferred Stock converted, in accordance with its terms, into 3,934,019 shares of common stock upon consummation of our IPO.

    From time to time, we have granted stock options to employees and consultants. The following table sets forth certain information regarding grants made during the year ended December 31, 1999.

                                                 NUMBER OF SHARES   EXERCISE PRICE
                                                 ----------------   --------------
January 1, 1999 to June 30, 1999...............     3,078,200        $ 0.05-$3.38
July 1, 1999 to December 31, 1999..............     2,073,000        $8.00-$42.13

    The above securities were offered and sold by us in reliance upon exemptions from registration pursuant to either (i) Section 4(2) of the Securities Act, as transactions not involving any public offering or (ii) Rule 701 promulgated under the Securities Act. No underwriters were involved in connection with the above sales.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The selected consolidated financial data set forth below with respect to HotJobs.com's consolidated statements of operations for the years ended
December 31, 1999 and 1998 and for the period from February 20, 1997 (inception) through December 31, 1997 and with respect to HotJobs.com's consolidated balance sheets as of December 31, 1999 and 1998, are derived from our audited consolidated financial statements included elsewhere herein. The following selected consolidated financial data is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes to those statements included elsewhere herein.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                     PERIOD FROM
                                                                                    FEBRUARY 20,
                                                                                        1997
                                                         YEAR ENDED DECEMBER 31,     (INCEPTION)
                                                         -----------------------   TO DECEMBER 31,
                                                            1999         1998           1997
                                                         ----------   ----------   ---------------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues:
  Service fees.........................................  $   15,208   $    3,038      $      361
  Software license fees................................         371          225              23
  Career expo fees.....................................       2,327           --              --
  Other................................................       2,768          249              13
                                                         ----------   ----------      ----------
    Total revenues.....................................      20,674        3,512             397
Cost of revenues.......................................       3,491          505              12
                                                         ----------   ----------      ----------
    Gross profit.......................................      17,183        3,007             385

Operating expenses:
  Product development..................................         996          474             174
  Sales and marketing..................................      23,634        3,085             431
  General and administrative...........................       9,654        1,642             725
  Non-cash compensation................................       2,012           --              --
                                                         ----------   ----------      ----------
    Total operating expenses...........................      36,296        5,201           1,330
                                                         ----------   ----------      ----------
      Loss from operations.............................     (19,113)      (2,194)           (945)
Net interest income (expense)..........................       1,297          (63)             --
                                                         ----------   ----------      ----------
      Net loss.........................................  $  (17,816)  $   (2,257)     $     (945)
                                                         ==========   ==========      ==========
Deemed dividend attributable to issuance of convertible
  preferred stock......................................     (16,200)          --              --
                                                         ----------   ----------      ----------
Net loss attributable to common stockholders...........  $  (34,016)  $   (2,257)     $     (945)
                                                         ==========   ==========      ==========
Basic and diluted net loss per common share............  $    (1.46)  $    (0.11)     $    (0.04)
                                                         ==========   ==========      ==========
Weighted average shares outstanding used in basic and
  diluted net loss per common share calculation........  23,334,936   21,044,184      21,300,000
                                                         ==========   ==========      ==========

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           1999          1998          1997
                                                        -----------   -----------   -----------
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities......  $   138,270   $       167   $        --
Working capital (deficit).............................      131,200        (3,694)         (808)
Total assets..........................................      152,541         3,654           340
Note payable, excluding current portion...............           28            --            --
Line of credit, excluding current portion.............          499            --            --
Obligations under capital leases, excluding current
  installments........................................          216            80            --
Total stockholders' equity (deficit)..................      135,528        (2,883)         (808)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION AND ANALYSIS OF HOTJOBS.COM'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH, AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO, THE CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS APPEARING ELSEWHERE IN THIS REPORT.

    We are a leading provider of comprehensive recruiting solutions that leverage the Internet to exchange information more efficiently between job seekers and employers. The majority of our revenues are recurring and are derived primarily from employer memberships to our WWW.HOTJOBS.COM employment exchange. We also provide additional recruiting solutions to employers such as our proprietary Softshoe recruiting software, our WorkWorld career expos, online advertising and consulting services.

    Founded in February 1997, we began operations with seven employees and we had grown to 207 employees at year end 1999. Our early operating activities related primarily to the development of the necessary technological infrastructure for the operation of WWW.HOTJOBS.COM. In February 1997, we commercially launched our WWW.HOTJOBS.COMemployment exchange. In
September 1997, we began to license our Softshoe software. During 1998, we experienced significant increases in our revenues from subscriptions to our employment exchange and license and hosting fees for our Softshoe software. In early 1999, we introduced our WorkWorld career expos and expanded our marketing programs to increase awareness of the HotJobs.com brand. In May 1999, we raised net proceeds, after deducting costs of the offering, of approximately
$16.1 million in a private placement of our Series A Preferred Stock. In the third quarter of 1999, we raised net proceeds, after deducting costs of the offering, of approximately $23.2 million in our initial public offering and in the fourth quarter of 1999, we raised net proceeds, after deducting costs of the offering, of approximately $114.9 million in our follow-on public offering.

    We classify our revenues as follows:

    - Service fees revenue, consisting of subscription fees paid by employers for memberships to our WWW.HOTJOBS.COM employment exchange and software hosting fees paid by customers of our software. We sell memberships to each employer on a per recruiter basis and bill the employer monthly, quarterly, semi-annually, annually or bi-annually. Membership entitles each recruiter to post a specific number of jobs on WWW.HOTJOBS.COM simultaneously. Software hosting fees consist of recurring monthly fees to maintain an employer's Softshoe database as well as the hosting of a miscellaneous proprietary software product.

    - Software license fees revenue, consisting of license fees paid by our Softshoe customers, who are granted a license for perpetuity, as well as license fees relating to a miscellaneous proprietary software product.

    - Career expo fees revenue, consisting of fees from employers that rent booths at our WorkWorld career expos.

    - Other revenue, consisting of fees derived from single-ad job postings on WWW.HOTJOBS.COM, banner advertising, which we sell on a monthly and extended-term basis, barter revenue, co-operative advertising revenue, consulting and other Softshoe-related services, including system customization and resume scanning services, which we bill on a monthly and extended-term basis.

    We recognize revenue as follows:

    - Service fees revenue. We provide subscriptions for membership to our employment exchange for a minimum term of three months and a maximum term of 24 months. We recognize subscription revenue over the subscription term. We provide hosting services to Softshoe customers on a monthly basis, and we recognize hosting revenue in the month we provide the service.

    - Software license fees revenue. We recognize software license revenue ratably over the four-year estimated useful life of the software, in accordance with Statements of Position 97-2 and 98-9 issued by the American Institute of Certified Public Accountants.

    - Career expo fees revenue. We recognize career expo revenue in the month in which the career expo takes place.

    - Other revenue. We recognize revenue related to these services over the period of delivery of service. Other revenue also includes barter revenue, which consists of fees generated from exchanges of services with other vendors. We recognize barter revenue over the period that we receive the benefit.

    We classify our cost of revenues and operating expenses as follows:

    - Cost of revenues. Cost of revenues for all periods presented primarily consists of compensation and other costs associated with the operation of our WWW.HOTJOBS.COM employment exchange, resume scanning services, depreciation expense and, for 1999, career expo and barter expenses.

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

    The following table sets forth, as a percentage of total revenues, the results of our operations for the years ended December 31, 1999 and 1998 and for the period from February 20, 1997 (inception) to December 31, 1997.

                                                                        PERIOD FROM
                                                    YEAR ENDED          FEBRUARY 20,
                                                   DECEMBER 31,       1997 (INCEPTION)
                                                -------------------   TO DECEMBER 31,
                                                  1999       1998           1997
                                                --------   --------   ----------------
Revenues:
Service fees..................................      74%        87%             91%
Software license fees.........................       2          6               6
Career expo fees..............................      11         --              --
Other.........................................      13          7               3
                                                 -----      -----           -----
  Total revenues..............................     100        100             100
Cost of revenues..............................      17         14               3
                                                 -----      -----           -----
  Gross profit................................      83         86              97

Operating expenses:
Product development...........................       5         13              44
Sales and marketing...........................     114         88             108
General and administrative....................      46         47             183
Non-cash compensation.........................      10         --              --
                                                 -----      -----           -----
  Total operating expenses....................     175        148             335
                                                 -----      -----           -----
  Loss from operations........................     (92)       (62)           (238)

Net interest income (expense).................       6         (2)             --
                                                 -----      -----           -----
  Net loss....................................     (86)%      (64)%          (238)%
                                                 =====      =====           =====

    We have incurred substantial losses in every fiscal period since our inception. From February 20, 1997 (inception) to December 31, 1997, we incurred a net loss of approximately $945,000. For the year ended December 31, 1998, we incurred a net loss of approximately $2.3 million. For the year ended
December 31, 1999, we incurred a net loss of approximately $17.8 million. As of December 31, 1998, and December 31, 1999, we had accumulated deficits of approximately $3.2 million and $37.2 million, respectively. Our net losses and resulting accumulated deficit are primarily due to the costs we incurred to develop our online employment exchange and software products in advance of substantial revenues and to expand our sales and marketing programs.

    We intend to devote significant resources to advertising and brand-marketing programs designed to attract new employers to subscribe to WWW.HOTJOBS.COM and new job seekers to use the site. We anticipate increasing advertising spending in specific periods in the future. This will result in sales and marketing expenses increasing as a percentage of total revenues in these periods. As of December 31, 1999, we had commitments of approximately $15.9 million for various advertising campaigns through December 2000. These commitments include broadcasting, print, online and outdoor advertising. We expect growth in the number of member employers of WWW.HOTJOBS.COM to result in substantial growth in subscription fees. Our strategy contemplates that revenue from employer memberships will likely be the single largest source of revenue for us in the immediate future.

    As a result of our expansion plans and our expectation that operating expenses will increase significantly in the next several years, especially in the areas of sales and marketing and brand promotion, we expect to incur additional losses from operations for the foreseeable future. To the extent that
(1) increases in our operating expenses precede and are not subsequently followed by commensurate increases in revenues or (2) we are unable to adjust operating expense levels accordingly, our operating losses may exceed our expectations for those periods. We cannot be sure that we will ever achieve or sustain profitability.

DEFERRED COMPENSATION

    We recorded deferred compensation net of options forfeited of approximately $7.5 million in the year ended December 31, 1999, and amortized approximately $2.0 million as non-cash compensation expense in 1999. Deferred compensation represents the difference between the exercise price of stock options granted and the fair value for accounting purposes of the underlying common stock at the date of the grant. The remaining deferred compensation at December 31, 1999 of approximately $5.5 million will be amortized over the remaining vesting period of the options. We currently expect to amortize the remaining deferred compensation as follows:

For the year ending:
December 31, 2000...........................................  $1.8 million
December 31, 2001...........................................  $1.8 million
December 31, 2002...........................................  $1.4 million
December 31, 2003...........................................  $0.5 million

BENEFICIAL CONVERSION FEATURE

    As of May 10, 1999, due to our sale of 1,620,000 shares of Series A Preferred Stock with a conversion price that was below the then expected initial public offering price of our common stock, we recorded a beneficial conversion feature of $16.2 million. Prior to the conversion of the Series A Preferred Stock into common stock, we began to amortize the value of the beneficial conversion feature over the four-year period from the date of issuance of the preferred stock to the date on which the preferred stock was first convertible into common stock, assuming no acceleration of the date of conversion. All of the preferred stock automatically converted into common stock upon completion of our initial public offering and all of the unamortized value of the beneficial conversion feature was immediately recognized as a dividend to preferred stockholders. We amortized an aggregate of $16.2 million of the beneficial conversion feature in the year ended December 31, 1999, which increased our net loss per common share by $0.70 in the year ended December 31, 1999.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

REVENUES

    Our total revenues increased to approximately $20.7 million for the year ended December 31, 1999, from approximately $3.5 million for the year ended December 31, 1998. The increase in our total revenues was due to increased revenue in all of our revenue categories.

    SERVICE FEES.  Service fees revenue increased to approximately
$15.2 million for the year ended December 31, 1999, from approximately $3.0 million for the year ended December 31, 1998. This increase resulted primarily from an increase in the number of employers subscribing to WWW.HOTJOBS.COM and, to a lesser extent, an increase in the hosting fees generated by a larger number of licensees of our Softshoe software.

    SOFTWARE LICENSE FEES. Software license fees revenue increased to approximately $371,000 for the year ended December 31, 1999, from approximately $225,000 for the year ended December 31, 1998. This increase was due primarily to an increase in the number of companies that license our proprietary Softshoe software.

    CAREER EXPO FEES. Career expo fees revenue increased to approximately $2.3 million for the year ended December 31, 1999, from $0 for the year ended December 31, 1998. We held our first career expo in February 1999.

    OTHER. Other revenue increased to approximately $2.8 million for the year ended December 31, 1999, from approximately $249,000 for the year ended
December 31, 1998. This increase primarily relates to the inception of single-ad job postings, barter and banner revenues.

COST OF REVENUES

    Our cost of revenues increased to approximately $3.5 million for the year ended December 31, 1999, from approximately $505,000 for the year ended December 31, 1998. As a percentage of revenues, cost of revenues increased to 17% for the year ended December 31, 1999, from 14% for the year ended
December 31, 1998. This increase resulted primarily from costs associated with career expo revenues and barter revenues, each of which were initiated in 1999. We incur higher marginal costs associated with both career expo and barter revenues than with our other revenue sources.

OPERATING EXPENSES

    PRODUCT DEVELOPMENT EXPENSE. Product development expense increased to approximately $996,000 for the year ended December 31, 1999, from approximately $474,000 for the year ended December 31, 1998. This increase reflects our continuing efforts to provide enhanced content and features in our products and services and resulted primarily from increased salaries and related expenses associated with hiring additional technology personnel.

    SALES AND MARKETING EXPENSE. Sales and marketing expense increased to approximately $23.6 million for the year ended December 31, 1999, from approximately $3.1 million for the year ended December 31, 1998. As a percentage of revenues, sales and marketing expense increased to 114% for the year ended December 31, 1999, from 88% for the year ended December 31, 1998. The increase in sales and marketing expense was primarily due to the expansion of the HotJobs.com marketing campaign, including approximately $2.0 million for a television advertisement during the Super Bowl in January 1999. In addition, sales and marketing expense increased due to the hiring of additional sales and marketing personnel.

    GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased to approximately $9.7 million for the year ended December 31, 1999, from approximately $1.6 million for the year ended December 31, 1998. General and administrative expense increased primarily due to increased salaries and related expenses associated with hiring additional administrative personnel.

    NON-CASH COMPENSATION EXPENSE. We recorded approximately $2.0 million of non-cash compensation expense for the year ended December 31, 1999, which represents the amortization of approximately $7.5 million of deferred compensation, net of options forfeited, recorded for the year ended
December 31, 1999 in connection with stock options granted below the market value during the year ended December 31, 1999. Deferred compensation is amortized over the periods during which the related options vest. The deferred compensation remaining at December 31, 1999 of approximately $5.5 million will be amortized through August 2003 as the options vest.

NET INTEREST INCOME (EXPENSE)

    Net interest income increased to approximately $1.3 million for the year ended December 31, 1999, from a net interest expense of approximately $63,000 for the year ended December 31, 1998. Net interest income reflects the investment of our excess cash, which resulted from the sale of Series A Preferred Stock in May 1999, as well as our initial public offering and our follow-on offering in the second half of 1999. Prior to the sale of the Series A Preferred Stock, we were a net borrower of funds and had recorded net interest expense.

TAXES

    At December 31, 1999, we had a net operating loss carryforward of approximately $22.0 million which expires at various dates through 2019. We have recorded a valuation allowance to fully offset the deferred tax benefit. The valuation allowance increased by approximately $9.5 million for the year ended December 31, 1999.

    Due to the "change of ownership" provisions in Section 382 of the Internal Revenue Code, the availability of our net operating loss carryforwards may be subject to an annual limitation against taxable income in future periods, which could limit the eventual utilization of these carryforwards.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO PERIOD ENDED DECEMBER 31, 1997

REVENUES

    Our total revenues increased to approximately $3.5 million for the year ended December 31, 1998, from approximately $397,000 for the period ended December 31, 1997. The increase in our total revenues was primarily due to an increase in service fees and other fees associated with the license of miscellaneous proprietary software.

    SERVICE FEES. Service fees revenue increased to approximately $3.0 million for the year ended December 31, 1998, from approximately $361,000 for the period ended December 31, 1997. This increase resulted primarily from an increase in the number of employers subscribing to WWW.HOTJOBS.COM and, to a lesser extent, an increase in the hosting fees generated from a larger number of licensees of our Softshoe software.

    SOFTWARE LICENSE FEES. Software license fees revenue increased to approximately $225,000 for the year ended December 31, 1998, from approximately $23,000 for the period ended December 31, 1997. This increase was due to an increase in the number of customers who license our proprietary Softshoe software.

    CAREER EXPO FEES. We held our first WorkWorld career expo in 1999. Therefore, we did not generate any career expo revenue in either 1998 or 1997.

    OTHER. Other revenue increased to approximately $249,000 for the year ended December 31, 1998, from approximately $13,000 for the period ended December 31, 1997. This increase is primarily due to an increase in fees related to customizing Softshoe applications.

COST OF REVENUES

    Our cost of revenues increased to approximately $505,000 for the year ended December 31, 1998, from $12,000 for the period ended December 31, 1997. As a percentage of revenues, cost of revenues increased to 14% for the year ended December 31, 1998, from 3% for the period ended December 31, 1997. This increase resulted primarily from an increase in our network operations staff as well as an increase in depreciation expense.

OPERATING EXPENSES

    PRODUCT DEVELOPMENT EXPENSE. Product development expense increased to approximately $474,000 for the year ended December 31, 1998, from approximately $174,000 for the period ended December 31, 1997. This increase resulted primarily from increased salaries and related expenses associated with hiring additional technology personnel required to enhance the content and features of our products and services.

    SALES AND MARKETING EXPENSE. Sales and marketing expense increased to approximately $3.1 million for the year ended December 31, 1998, from approximately $431,000 for the period ended December 31, 1997, and decreased as a percentage of revenues to 88% for the year ended December 31, 1998, from 108% for the period ended December 31, 1997. The increase in sales and marketing expense was primarily due to costs associated with advertising and increases in sales compensation and commissions related to an increase in the number of our sales and marketing personnel.

    GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased to approximately $1.6 million for the year ended December 31, 1998, from approximately $725,000 for the period ended December 31, 1997. General and administrative expense increased primarily due to increased salaries and related expenses associated with hiring additional personnel.

NET INTEREST INCOME (EXPENSE)

    Net interest expense increased to approximately $63,000 for the year ended December 31, 1998, from $0 for the period ended December 31, 1997. This increase resulted from increased borrowings, as well as increased capital expenditures under capital leases.

TAXES

    At December 31, 1998, we had a net operating loss carryforward of $2.8 million. This carryforward is available to offset future taxable income and expires at various dates through 2018. We have recorded a valuation allowance to fully offset the deferred tax benefit. The valuation allowance increased by approximately $892,000 for the year ended December 31, 1998.

UNAUDITED QUARTERLY RESULTS OF OPERATIONS

    The following table sets forth a summary of our quarterly results for each of the eight quarters ended December 31, 1999. This information was derived from unaudited interim consolidated financial statements that, in the opinion of management, have been prepared on a basis consistent with the consolidated financial statements contained elsewhere in this report and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of such information when read in conjunction with the consolidated financial statements and notes thereto. The consolidated results of operations for any quarter are not necessarily indicative of the consolidated results of operations for any future period.

    Our revenues have increased in each consecutive quarter since inception as a result of increased market acceptance of our employment exchange service and Softshoe software product. Product development expense as a percentage of revenues has decreased in each quarter of 1999 as compared to the 1998 quarter as a result of a faster increase in revenues relative to product development expense. Sales and marketing expense increased in every quarter, primarily as a result of increased advertising expenditures. Sales commissions have remained relatively constant as a percentage of revenues, and we expect this to continue. However, the timing and magnitude of marketing initiatives have caused, and will continue to cause, fluctuations in sales and marketing expense as a percentage of revenues. General and administrative expense has increased in every quarter since inception due to an increase in personnel, facilities and increased spending on internal operational and financial infrastructure.

    In light of the evolving nature of our business and limited operating history, we believe that period-to-period comparisons of our historical operating results may not be meaningful and should not be relied upon as indications of future performance. Although we have experienced sequential quarterly revenue growth since inception, our historical revenue growth rates are not necessarily indicative of future revenue growth rates.

                                                                       QUARTER ENDED
                                  ---------------------------------------------------------------------------------------
                                  DEC 31,    SEPT 30,   JUNE 30,   MARCH 31,   DEC 31,    SEPT 30,   JUNE 30,   MARCH 31,
                                    1999       1999       1999       1999        1998       1998       1998       1998
                                  --------   --------   --------   ---------   --------   --------   --------   ---------
                                                                (IN THOUSANDS) (UNAUDITED)
Revenues:
  Service fees..................  $ 6,352    $ 4,052    $ 2,844     $ 1,960     $1,150     $  914     $  627      $ 347
  Software license fees.........      126         84         83          78         70         59         51         45
  Career expo fees..............    1,138        659        314         216         --         --         --         --
  Other.........................      986        843        544         395         60        169         15          5
                                  -------    -------    -------     -------     ------     ------     ------      -----
    Total revenues..............    8,602      5,638      3,785       2,649      1,280      1,142        693        397
Cost of revenues................    1,305        954        644         588        200        139         89         77
                                  -------    -------    -------     -------     ------     ------     ------      -----
    Gross profit................    7,297      4,684      3,141       2,061      1,080      1,003        604        320

Operating expenses:
  Product development...........      331        321        187         157        132        140        112         90
  Sales and marketing...........    8,440      7,934      4,031       3,229      1,178        754        629        524
  General and administrative....    3,988      3,172      1,671         823        713        375        280        274
  Non-cash compensation.........      472      1,375        165          --         --         --         --         --
                                  -------    -------    -------     -------     ------     ------     ------      -----
    Total operating expenses....   13,231     12,802      6,054       4,209      2,023      1,269      1,021        888
                                  -------    -------    -------     -------     ------     ------     ------      -----
      Loss from operations......   (5,934)    (8,118)    (2,913)     (2,148)      (943)      (266)      (417)      (568)

Net interest income (expense)...    1,148        205         12         (68)       (35)       (15)        (6)        (7)
                                  -------    -------    -------     -------     ------     ------     ------      -----
      Net loss..................  $(4,786)   $(7,913)   $(2,901)    $(2,216)    $ (978)    $ (281)    $ (423)     $(575)
                                  =======    =======    =======     =======     ======     ======     ======      =====

                                                                         QUARTER ENDED
                                    ---------------------------------------------------------------------------------------
                                    DEC 31,    SEPT 30,   JUNE 30,   MARCH 31,   DEC 31,    SEPT 30,   JUNE 30,   MARCH 31,
                                      1999       1999       1999       1999        1998       1998       1998       1998
                                    --------   --------   --------   ---------   --------   --------   --------   ---------
                                                                          (UNAUDITED)
AS A PERCENTAGE OF TOTAL REVENUES:
Revenues:
  Service fees....................     74%         72%       75%         74%        90%        80%        91%         88%
  Software license fees...........      1           1         2           3          5          5          7          11
  Career expo fees................     13          12         8           8         --         --         --          --
  Other...........................     12          15        15          15          5         15          2           1
                                      ---        ----       ---         ---        ---        ---        ---        ----
    Total revenues................    100         100       100         100        100        100        100         100
Cost of revenues..................     15          17        17          22         16         12         13          19
                                      ---        ----       ---         ---        ---        ---        ---        ----
Gross profit......................     85          83        83          78         84         88         87          81

Operating expenses:
  Product development.............      4           6         5           6         10         12         16          23
  Sales and marketing.............     98         141       107         122         92         66         91         132
  General and administrative......     46          56        44          31         56         33         40          69
  Non-cash compensation...........      6          24         4          --         --         --         --          --
                                      ---        ----       ---         ---        ---        ---        ---        ----
    Total operating expenses......    154         227       160         159        158        111        147         224
                                      ---        ----       ---         ---        ---        ---        ---        ----
      Loss from operations........    (69)       (144)      (77)        (81)       (74)       (23)       (60)       (143)

Net interest income (expense).....     13           4        --          (3)        (3)        (1)        (1)         (2)
                                      ---        ----       ---         ---        ---        ---        ---        ----
      Net loss....................    (56)%      (140)%     (77)%       (84)%      (77)%      (24)%      (61)%      (145)%
                                      ===        ====       ===         ===        ===        ===        ===        ====

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, we have financed our activities primarily through funding from OTEC, Inc., an affiliate, lines of credit, cash from operations, the private placement of equity securities, our initial public offering and our follow-on public offering. Through May 1999, OTEC provided us with approximately $3.8 million to fund our operations. Effective May 10, 1999, we raised net proceeds, after deducting costs of the offering, of approximately $16.1 million from the sale of our Series A Preferred Stock in a private placement. On
August 13, 1999, we completed the initial public offering of 3,000,000 shares of our common stock for gross proceeds of $24.0 million and net proceeds, after deducting costs of the offering, of approximately $20.6 million. On
September 2, 1999, the underwriters exercised their over-allotment option to the extent of 350,000 shares, resulting in gross proceeds to us of $2.8 million, and net proceeds, after deducting costs of the offering, of approximately
$2.6 million. On November 16, 1999, we completed a follow-on offering of 3,600,000 shares of our common stock for gross proceeds of $108.0 million, and net proceeds, after deducting costs of the offering, of approximately
$102.1 million. On December 8, 1999, the underwriters exercised their over-allotment option of an additional 450,000 shares, resulting in gross proceeds to us of $13.5 million, and net proceeds, after deducting costs of the offering, of approximately $12.8 million.

    Management believes that cash and cash equivalents along with marketable securities on hand of approximately $138.3 million at December 31, 1999 will be sufficient to meet our funding needs for at least the next 12 months.

    Net cash used in operating activities was approximately $9.8 million in 1999 and approximately $2.1 million in 1998. Net cash used in operating activities both in 1999 and 1998 resulted primarily from our net loss, which mainly resulted from costs incurred to support our sales and marketing efforts and the increased personnel required to manage our growing operations, combined with a higher level of accounts receivable which resulted from increased billings which were partially offset by increased accounts payable and accrued expenses, increased deferred revenue and, for 1999, a non-cash compensation charge of approximately $2.0 million. For the period from February 1997 (inception) to December 31, 1997, our operating activities were primarily self-funded.

    Net cash used in investing activities was approximately $54.2 million in 1999, and approximately $497,000 in 1998. Net cash used in investing activities in 1999 was for the purchase of marketable securities of approximately
$125.0 million and for capital expenditures of approximately $4.3 million, which were partially offset by proceeds of approximately $75.1 million from the sale of marketable securities. The net cash used in investing activities in 1998 was solely for capital expenditures. For the period February 20, 1997 (inception) to December 31, 1997, there were no investing activities.

    Net cash provided by financing activities was approximately $152.2 million in 1999 and approximately $2.8 million in 1998. Net cash provided by financing activities of approximately $152.2 million in 1999 mainly resulted from public offerings of our common stock which raised approximately $138.2 million of net proceeds, after deducting costs of the offerings, and approximately
$16.1 million of net proceeds, after deducting costs of the offering, which were raised in the private placement of Series A Preferred Stock which were partially offset by the repayment of advances from OTEC, Inc. Net cash provided by financing activities in 1998 consisted primarily of advances from OTEC, Inc. For the period February 20, 1997 (inception) to December 31, 1997, net cash provided by financing activities of $4 represented proceeds from the issuance of common stock.

    As of December 31, 1999, we had approximately $88.4 million of cash and cash equivalents on hand and held marketable securities valued at approximately
$49.9 million. We have, as of December 31, 1999, approximately $2.5 million of availability under our existing line of credit. As of December 31, 1999, our principal commitments consisted of approximately $15.9 million for various advertising campaigns through December 2000 and approximately $14.5 million of office lease commitments through December 2009. We believe that our existing cash and cash equivalents, marketable securities and available line of credit will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months. Our capital requirements will depend on a number of factors, including market acceptance of our products and services, the amount of our resources we devote to WWW.HOTJOBS.COM and expansion of our operations and the amount of our resources we devote to promoting awareness of the HotJobs.com brand. Consistent with our growth, we have experienced a substantial increase in our sales and marketing expenses, capital expenditures and operating lease arrangements since inception, and we anticipate that these increases will continue for the foreseeable future. In addition, we will continue to evaluate possible investments in businesses, products and technologies, the consummation of any of which would increase our capital expenditures.

    Although we currently believe that we will have sufficient capital resources to meet our anticipated working capital and capital expenditures requirements beyond the next 12 months, unanticipated events and opportunities may require us to sell additional equity or debt securities, increase our current line of credit or establish new credit facilities to raise capital in order to meet our capital requirements. If we sell additional equity or convertible debt securities, the sale could dilute the ownership of our existing stockholders. If we issue debt securities, increase our credit facility or establish a new credit facility, our fixed obligations could increase and result in operating covenants that would restrict our operations. We cannot be sure that any such financing will be available at all or in amounts or on terms acceptable to us.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risk represents the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates. Due to the short term maturities of our cash equivalents and marketable securities portfolio at December 31, 1999, we have not entered into any financial instruments to manage or reduce the impact of changes in interest rates. Our interest risk based on a hypothetical increase in interest rates of 100 basis points, for the financial instruments included in our portfolio, would be a decrease of approximately $141,000 in the value of our portfolio. We deem our foreign currency exchange rate risk not to be material as our foreign operation is currently focused in one country and our foreign investment to date is not material.

YEAR 2000 COMPLIANCE

    During 1999, we completed any required modifications to our critical systems and applications relating to year 2000 issues. We also completed our survey of our significant suppliers to assess our vulnerability if these companies were to fail to remediate their year 2000 issues. The responses received indicated that our suppliers were aware of the year 2000 issue and were implementing all necessary changes prior to the end of calendar year 1999. We also formulated contingency plans to ensure that business-critical processes were protected from disruption and will continue to function during and after the year 2000 and to ensure that our ability to produce an acceptable level of products and services is safeguarded in the event of failures of external systems and services. During 1999, we did not incur any material costs in connection with identifying, evaluating or remediating year 2000 issues.

    Our business and operations experienced no material adverse effects from the calendar change to the year 2000 or from the leap year that occurred in 2000, and we have not been notified of any disruptions to or failures in the systems of any of our suppliers.

    We will continue to monitor our information technology and non-information technology systems and those of third parties with whom we conduct business throughout the year 2000 to ensure that any latent year 2000 issues that may arise are addressed promptly. Although we do not anticipate any additional expenditures relating to year 2000 compliance, we cannot provide any assurance as to the magnitude of any future costs until significant time has passed.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supersedes SFAS
No. 14, "Financial Reporting for Segments of a Business Enterprise." This statement changes the way that public business enterprises report segment information, including financial and descriptive information about their selected segment information. Under SFAS No. 131, operating segments are defined as revenue-producing components of the enterprise which are generally used internally for evaluating segment performance. SFAS No. 131 became effective for HotJobs.com fiscal year ending December 31, 1997, and we have determined that under the guidelines of SFAS No. 131, we did not have any separately reportable business segments as of December 31, 1999 and 1998.

    In February 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 establishes the accounting for costs of software products developed or purchased for internal use, including when such costs should be capitalized. The adoption of this standard has had no impact on our financial condition or results of operations.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning June 15, 2000. We have not yet determined the effect SFAS No. 133 will have on our results of operations and financial position.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          HOTJOBS.COM, LTD. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Independent Auditors' Report................................     43
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................     44
Consolidated Statements of Operations for the years ended
  December 31, 1999 and 1998
  and for the period from February 20, 1997 (inception) to
  December 31, 1997.........................................     45
Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended December 31, 1999 and 1998 and for the period February 20, 1997 (inception) to December 31,
  1997......................................................     46
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999 and 1998
  and for period from February 20, 1997 (inception) to
  December 31, 1997.........................................     47
Notes to Consolidated Financial Statements..................     48

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
HotJobs.com, Ltd.:

    We have audited the accompanying consolidated balance sheets of HotJobs.com, Ltd. and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 1999 and 1998 and for the period from February 20, 1997 (inception) to December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HotJobs.com, Ltd. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended
December 31, 1999 and 1998 and for the period from February 20, 1997 (inception) to December 31, 1997 in conformity with generally accepted accounting principles.

                                          /s/ KPMG LLP

New York, New York
February 7, 2000

                               HOTJOBS.COM, LTD.
                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                  1999          1998
                                                              ------------   ----------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 88,372,658   $  167,004
  Marketable securities.....................................    49,897,110           --
  Accounts receivable, less allowance for doubtful accounts
    of $801,770 in 1999 and $85,000 in 1998.................     6,456,227    1,553,297
  Prepaid expenses and other current assets.................     2,744,041    1,042,675
                                                              ------------   ----------
      TOTAL CURRENT ASSETS..................................   147,470,036    2,762,976
Property and equipment, net.................................     4,572,496      589,693
Other assets................................................       498,720      301,285
                                                              ------------   ----------
      TOTAL ASSETS..........................................  $152,541,252   $3,653,954
                                                              ============   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion of credit line............................  $    166,293   $  180,000
  Accounts payable and accrued expenses.....................     9,233,739      617,879
  Due to affiliate..........................................         1,063    3,631,640
  Deferred revenue..........................................     5,373,352    1,954,582
  Other current liabilities.................................       991,749           --
  Current portion of note payable...........................       297,753           --
  Current installments of obligations under capital
    leases..................................................       205,840       72,950
                                                              ------------   ----------
      TOTAL CURRENT LIABILITIES.............................    16,269,789    6,457,051
Line of credit, excluding current portion...................       498,879           --
Note payable, excluding current portion.....................        27,930           --
Obligations under capital leases, excluding current
  installments..............................................       216,479       79,999
                                                              ------------   ----------
      TOTAL LIABILITIES.....................................    17,013,077    6,537,050
Stockholders' equity (deficit):
  Preferred stock, $0.01 par value; 10,000,000 shares
    authorized, no shares issued and outstanding at
    December 31, 1999 and December 31, 1998.................            --           --
  Common stock, $0.01 par value; 100,000,000 shares
    authorized; 31,344,419 and 20,820,000 shares issued and
    outstanding at December 31, 1999 and 1998,
    respectively............................................       313,444      208,200
  Deferred compensation.....................................    (5,509,523)          --
  Additional paid-in capital................................   177,952,759      111,304
  Accumulated deficit.......................................   (37,219,056)  (3,202,600)
  Accumulated other comprehensive loss......................        (9,449)          --
                                                              ------------   ----------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)..................   135,528,175   (2,883,096)
                                                              ------------   ----------
Commitments and contingencies
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
        (DEFICIT)...........................................  $152,541,252   $3,653,954
                                                              ============   ==========

          See accompanying notes to consolidated financial statements.

                               HOTJOBS.COM, LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     PERIOD FROM
                                                                                  FEBRUARY 20, 1997
                                                             YEAR ENDED              (INCEPTION)
                                                            DECEMBER 31,                  TO
                                                     --------------------------      DECEMBER 31,
                                                         1999          1998              1997
                                                     ------------   -----------   ------------------
Revenues:
  Service fees.....................................  $ 15,207,866   $ 3,038,317       $  360,942
  Software license fees............................       371,312       224,892           23,437
  Career expo fees.................................     2,326,689            --               --
  Other............................................     2,767,947       249,269           13,117
                                                     ------------   -----------       ----------
    Total revenues.................................    20,673,814     3,512,478          397,496
Cost of revenues...................................     3,490,496       505,527           12,000
                                                     ------------   -----------       ----------
    Gross profit...................................    17,183,318     3,006,951          385,496
Operating expenses:
  Product development..............................       996,228       474,406          173,846
  Sales and marketing..............................    23,634,186     3,084,712          431,165
  General and administrative.......................     9,653,684     1,642,089          725,771
  Non-cash compensation............................     2,012,449            --               --
                                                     ------------   -----------       ----------
    Total operating expenses.......................    36,296,547     5,201,207        1,330,782
                                                     ------------   -----------       ----------
      Loss from operations.........................   (19,113,229)   (2,194,256)        (945,286)
Net interest income (expense)......................     1,296,773       (63,058)              --
                                                     ------------   -----------       ----------
      Net loss.....................................  $(17,816,456)  $(2,257,314)      $ (945,286)
                                                     ============   ===========       ==========
Deemed dividend attributable to issuance of
  convertible preferred stock......................   (16,200,000)           --               --
                                                     ------------   -----------       ----------
Net loss attributable to common stockholders.......  $(34,016,456)  $(2,257,314)      $ (945,286)
                                                     ============   ===========       ==========
Basic and diluted net loss per common share........  $      (1.46)  $     (0.11)      $    (0.04)
                                                     ============   ===========       ==========
Weighted average shares outstanding used in basic
  and diluted net loss per common share
  calculation......................................    23,334,936    21,044,184       21,300,000
                                                     ============   ===========       ==========

          See accompanying notes to consolidated financial statements.

                               HOTJOBS.COM, LTD.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                     COMMON STOCK                         ADDITIONAL
                                                 ---------------------     DEFERRED        PAID-IN      ACCUMULATED
                                                   SHARES      AMOUNT    COMPENSATION      CAPITAL        DEFICIT
                                                 ----------   --------   -------------   ------------   ------------
Issuance of common stock.......................  21,300,000   $213,000    $        --    $   (212,996)  $        --
Allocation of compensation from affiliate......          --         --             --         137,500            --
Net loss for the period from February 20, 1997
  (inception) to December 31, 1997.............          --         --             --              --      (945,286)
                                                 ----------   --------    -----------    ------------   ------------
Balance as of December 31, 1997................  21,300,000    213,000             --         (75,496)     (945,286)
Allocation of compensation from affiliate......          --         --             --         182,000            --
Repurchase of common stock.....................    (480,000)    (4,800)            --           4,800            --
Net loss for the year ended December 31,
  1998.........................................          --         --             --              --    (2,257,314)
                                                 ----------   --------    -----------    ------------   ------------
Balance as of December 31, 1998................  20,820,000    208,200             --         111,304    (3,202,600)
Repurchase of common stock.....................          --         --             --              --            --
Offering costs related to preferred stock......          --         --             --         (85,113)           --
Beneficial conversion feature related to
  redeemable convertible preferred stock.......          --         --             --      16,200,000            --
Amortization of beneficial conversion
  feature......................................          --         --             --              --   (16,200,000)
Conversion of preferred stock into common
  stock........................................   3,934,019     39,340             --      16,160,660            --
Issuance of common stock in connection with
  IPO, net of offering costs...................   3,350,000     33,500             --      23,202,633            --
Exercise of stock options......................     390,400      3,904             --          15,893            --
Deferred compensation, net of options
  forfeited....................................          --         --     (7,521,972)      7,521,972            --
Amortization of deferred compensation..........          --         --      2,012,449              --            --
Issuance of common stock in a follow-on
  offering, net of offering costs..............   2,850,000     28,500             --     114,825,410            --
Comprehensive loss:
  Foreign currency translation.................          --         --             --              --            --
  Unrealized loss on marketable securities.....          --         --             --              --            --
Net loss for the year ended December 31,
  1999.........................................          --         --             --              --   (17,816,456)
                                                 ----------   --------    -----------    ------------   ------------
Balance as of December 31, 1999................  31,344,419   $313,444    $(5,509,523)   $177,952,759   $(37,219,056)
                                                 ==========   ========    ===========    ============   ============

                                                  ACCUMULATED
                                                     OTHER
                                                 COMPREHENSIVE   TREASURY
                                                     LOSS         STOCK        STOCK
                                                 -------------   --------   ------------
Issuance of common stock.......................     $    --      $    --    $          4
Allocation of compensation from affiliate......          --           --         137,500
Net loss for the period from February 20, 1997
  (inception) to December 31, 1997.............          --           --        (945,286)
                                                    -------      -------    ------------
Balance as of December 31, 1997................          --           --        (807,782)
Allocation of compensation from affiliate......          --           --         182,000
Repurchase of common stock.....................          --           --              --
Net loss for the year ended December 31,
  1998.........................................          --           --      (2,257,314)
                                                    -------      -------    ------------
Balance as of December 31, 1998................          --           --      (2,883,096)
Repurchase of common stock.....................          --      (61,000)        (61,000)
Offering costs related to preferred stock......          --           --         (85,113)
Beneficial conversion feature related to
  redeemable convertible preferred stock.......          --           --      16,200,000
Amortization of beneficial conversion
  feature......................................          --           --     (16,200,000)
Conversion of preferred stock into common
  stock........................................          --           --      16,200,000
Issuance of common stock in connection with
  IPO, net of offering costs...................          --           --      23,236,133
Exercise of stock options......................          --           --          19,797
Deferred compensation, net of options
  forfeited....................................          --           --              --
Amortization of deferred compensation..........          --           --       2,012,449
Issuance of common stock in a follow-on
  offering, net of offering costs..............          --       61,000     114,914,910
Comprehensive loss:
  Foreign currency translation.................      (3,688)          --          (3,688)
  Unrealized loss on marketable securities.....      (5,761)          --          (5,761)
Net loss for the year ended December 31,
  1999.........................................          --           --     (17,816,456)
                                                    -------      -------    ------------
Balance as of December 31, 1999................     $(9,449)     $    --    $135,528,175
                                                    =======      =======    ============

          See accompanying notes to consolidated financial statements.

                               HOTJOBS.COM, LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             PERIOD FROM
                                                                                          FEBRUARY 20, 1997
                                                              YEAR ENDED DECEMBER 31,       (INCEPTION) TO
                                                             --------------------------      DECEMBER 31,
                                                                 1999          1998              1997
                                                             ------------   -----------   ------------------
Cash flows from operating activities:
  Net loss.................................................  $(17,816,456)  $(2,257,314)      $(945,286)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization........................       785,749       107,904              --
      Provision for doubtful accounts......................       937,236        85,000              --
      Allocation of compensation cost from affiliate.......            --       182,000         137,500
      Non-cash compensation................................     2,012,449            --              --
  Changes in:
      Accounts receivable..................................    (5,840,150)   (1,319,160)       (319,137)
      Due to affiliate.....................................      (990,782)      697,396         294,449
      Prepaid expenses and other current assets............    (1,701,346)   (1,021,827)        (20,848)
      Other assets.........................................       794,513      (301,285)             --
      Accounts payable and accrued expenses................     8,615,189       540,615          77,264
      Deferred revenue.....................................     3,418,627     1,178,528         776,054
                                                             ------------   -----------       ---------
          Net cash used in operating activities............    (9,784,971)   (2,108,143)             (4)
                                                             ------------   -----------       ---------
Cash flows from investing activities:
  Purchase of marketable securities........................  (124,952,871)           --              --
  Sale of marketable securities............................    75,050,000            --              --
  Capital expenditures.....................................    (4,311,049)     (497,054)             --
                                                             ------------   -----------       ---------
          Net cash used in investing activities............   (54,213,920)     (497,054)             --
                                                             ------------   -----------       ---------
Cash flows from financing activities:
  Proceeds from common stock...............................   138,151,043            --               4
  (Repayment to) advances from affiliate...................    (2,639,795)    2,639,795              --
  Repurchase of common stock...............................       (61,000)           --              --
  Proceeds from issuance of redeemable convertible
    preferred stock........................................    16,114,887            --              --
  Proceeds from note payable...............................       480,998            --              --
  Proceeds from credit lines...............................       665,172       180,000              --
  Repayment of note payable................................      (155,315)           --              --
  Repayment of credit line.................................      (180,000)           --              --
  Proceeds from exercise of options........................        19,797            --              --
  Principal payments under capital lease obligations.......      (187,694)      (47,594)             --
                                                             ------------   -----------       ---------
          Net cash provided by financing activities........   152,208,093     2,772,201               4
                                                             ------------   -----------       ---------
Effect of foreign exchange rates on cash...................        (3,548)           --              --
          Net increase in cash and cash equivalents........    88,205,654       167,004              --
                                                             ------------   -----------       ---------
Cash and cash equivalents at beginning of period...........       167,004            --              --
Cash and cash equivalents at end of period.................  $ 88,372,658   $   167,004       $      --
                                                             ============   ===========       =========
Supplemental disclosures of cash flow information:
  Interest paid............................................  $    160,284   $    13,128       $      --
                                                             ============   ===========       =========
Non cash transactions:
  Equipment acquired under capital leases..................  $    457,064   $   200,543       $      --
  Barter transaction.......................................  $    252,500   $        --       $      --

          See accompanying notes to consolidated financial statements.

          HOTJOBS.COM, LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (ALL INFORMATION SUBSEQUENT TO DECEMBER 31, 1999 IS UNAUDITED)

(1) DESCRIPTION OF BUSINESS

    HotJobs.com, Ltd. (the "Company") was incorporated in the State of Delaware on February 20, 1997 (inception) as Hot Jobs, Inc. On September 23, 1998, Hot Jobs, Inc. changed its name to HotJobs.com, Ltd. On June 18, 1999, the Company established an international presence with the incorporation of HotJobs.com Australia Pty. Ltd. in Australia.

    The Company is an Internet-based recruiting solutions company. The Company leverages the Internet to provide a direct exchange of information between job seekers and employers. The Company's employment exchange, WWW.HOTJOBS.COM, allows member employers access to a database of job seekers and provides the tools to post, track and manage job openings in a real-time environment. The Company also provides employers with additional recruiting solutions including Softshoe, its proprietary recruiting software, WorkWorld career expos, and online advertising and consulting services.

    The Company operates in a highly competitive environment and inherent in the Company's business are various risks and uncertainties including its limited operating history and unproven business model. The Company's success may depend in part upon the emergence of the Internet as a recruiting medium, prospective product and service development efforts, and the acceptance of the Company's products and services by the marketplace.

(2) SUMMARY OF OPERATIONS

(A) PRIVATE PLACEMENT

    Effective May 10, 1999, the Company entered into a Series A Preferred Stock purchase agreement with a number of investors whereby the Company issued 1,620,000 shares of Series A Preferred Stock for gross proceeds of $16,200,000. Upon the closing of the initial public offering (the "IPO"), the then outstanding shares of the Company's preferred stock automatically converted into 3,934,019 shares of common stock (see Note 11).

(B) INITIAL PUBLIC OFFERING

    On August 13, 1999, the Company completed the initial offering of 3,000,000 shares of the Company's common stock for gross proceeds of $24.0 million and net proceeds of approximately $20.6 million, after deducting costs of the offering. On September 2, 1999, the underwriters exercised their over-allotment option to the extent of 350,000 shares, resulting in gross proceeds to the Company of $2.8 million, and net proceeds of approximately $2.6 million, after deducting costs of the offering.

(C) FOLLOW-ON PUBLIC OFFERING

    On November 16, 1999, the Company completed a follow-on offering of 3,600,000 shares of the Company's common stock, including 1,200,000 shares of treasury stock, for gross proceeds of $108.0 million, and net proceeds, after deducting costs of the offering, of approximately $102.1 million. On
December 8, 1999, the underwriters exercised their over-allotment option of an additional 450,000 shares, resulting in gross proceeds to the Company of $13.5 million, and net proceeds of approximately $12.8 million, after deducting costs of the offering.

         (ALL INFORMATION SUBSEQUENT TO DECEMBER 31, 1999 IS UNAUDITED)

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) BASIS OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, HotJobs.com Australia Pty. Ltd., from June 18, 1999 (date of inception). All inter-company transactions and balances have been eliminated in consolidation.

(B) USE OF ESTIMATES

    The preparation of the consolidated financial statements and related disclosures in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(C) FOREIGN CURRENCY TRANSLATION

    The financial statements of the Company's Australian operations are prepared in Australian dollars. The results of operations and cash flows for the Australian operations are translated at an average exchange rate for the period. The assets and liabilities of the Australian operations are translated at the end of the period exchange rate. Translation adjustments are included in stockholders' equity (deficit) as a separate component of accumulated other comprehensive loss.

(D) CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents.

(E) MARKETABLE SECURITIES

    The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation periodically. Marketable securities have been classified as available-for-sale and are carried at fair value, with any unrealized gains and losses, net of tax, included in stockholders' equity (deficit) as a separate component of accumulated other comprehensive loss.

(F) PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over three to seven years, which is the estimated useful life of the related assets. Leasehold improvements are amortized over their estimated lives or the term of the related lease, whichever is shorter. Equipment under capital leases is stated at the present value of minimum lease payments and is amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the assets.

         (ALL INFORMATION SUBSEQUENT TO DECEMBER 31, 1999 IS UNAUDITED)

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(G) IMPAIRMENT OF LONG-LIVED ASSETS

    The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. To date, no impairment has occurred.

(H) INCOME TAXES

    The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that includes the enactment date.

(I) REVENUE RECOGNITION

    Service fees revenues consist of subscription fees paid by employers for membership to the WWW.HOTJOBS.COM employment exchange and software hosting fees paid by customers of Softshoe software. The Company provides membership subscriptions for a minimum term of three months and a maximum term of 24 months. The Company recognizes subscription revenue ratably over the subscription term. The Company provides hosting services on a monthly basis and recognizes revenue in the month it provides the hosting service.

    The Company also licenses its Softshoe and miscellaneous proprietary recruiting software and may provide hosting of the software. Software license fees revenue is recognized ratably over the four-year estimated useful life of the software in accordance with the guidance provided in AICPA Statements of Position 97-2 and 98-9 "Software Revenue Recognition."

    Career expo revenue consists of fees from employers that rent booths at WorkWorld career expos. Revenue is recognized in the month in which the career expo takes place.

    Other revenues primarily consist of fees derived from 30-day single ad job postings on WWW.HOTJOBS.COM, banner advertising, and other Softshoe-related services, including system customization and resume scanning services. The Company recognizes revenue related to these services over the period of delivery of service.

    Other revenues also include barter revenues. Barter advertising revenues and expenses are recorded at the fair market value of services provided or received, whichever is more determinable in the circumstances. Revenue from barter advertising transactions is recognized as income when advertisements are delivered on WWW.HOTJOBS.COM. Barter expense is recognized when the Company's advertisements are run on third-party Web sites, which is typically in the same period when barter revenue is recognized. Barter expense is included as a component of cost of revenues.

         (ALL INFORMATION SUBSEQUENT TO DECEMBER 31, 1999 IS UNAUDITED)

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    In 1999, the Company entered into a barter arrangement. In exchange for providing a sponsorship on a television commercial, the Company was provided with online advertising on the other party's Web site. The Company recognized $252,500 of revenues and expenses in 1999 relating to this barter arrangement. At December 31, 1999, there were no outstanding unused amounts included on the Company's consolidated balance sheet as an asset or liability. The values assigned to the barter revenue and expense were equal to the actual cost of purchasing advertising on the other party's Web site.

(J) DEFERRED REVENUE

    Deferred revenue represents amounts billed or payments received in advance of the subscription period and maintenance services to be rendered over a certain period of time and is recognized as revenue ratably over the service term.

(K) PRODUCT DEVELOPMENT EXPENSES

    Product development costs include expenses incurred by the Company for research, design and development of the Company's proprietary technology. Product development costs are expensed as incurred. Software development costs are required to be capitalized when a product's technological feasibility has been established by completion of a working model of the product and ending when a product is available for general release to customers. To date, completion of a working model of the Company's product and general release have substantially coincided. As a result, the Company has not capitalized any software development costs because such costs have not been significant.

(L) ADVERTISING EXPENSES

    The Company expenses advertising costs the first time the advertising takes place, in accordance with AICPA Statement of Position 93-7 "Reporting on Advertising Costs." Advertising costs totaling $16,792,581, $1,305,607 and $287,067, respectively, for the years ended December 31, 1999 and 1998 and for the period from February 20, 1997 (inception) through December 31, 1997. Advertising expenses are included in sales and marketing expenses in the Company's consolidated statements of operations.

(M) STOCK-BASED COMPENSATION

    The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize the fair value of all stock-based awards on the date of grant as expense over the vesting period. Alternatively, SFAS
No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and provide pro forma net loss disclosure for employee stock option grants made as if the fair value-based method defined in SFAS No. 123 had been applied. Under APB Opinion No. 25, compensation expense would be recorded on the date of grant only if the market price of the underlying stock options exceeded the exercise price. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

(N) BASIC AND DILUTED NET LOSS PER SHARE

    The Company computes net income (loss) available per share in accordance with SFAS No. 128, "Computation of Earnings Per Share," and the SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under

         (ALL INFORMATION SUBSEQUENT TO DECEMBER 31, 1999 IS UNAUDITED)

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) the provisions of SFAS No. 128 and SAB 98, basic net income (loss) available per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) available per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. The Company has presented historical basic and diluted net income (loss) available per share in accordance with SFAS No. 128. As the Company had a net loss in each of the periods presented, basic and diluted net income (loss) available per share is the same.

    Diluted net loss per share for the years ended December 31, 1999 and 1998 and for the period from February 20, 1997 (inception) through December 31, 1997 does not include the effects of options to purchase 4,172,498, 1,236,000 and 0 shares of common stock, respectively, as the effect of their inclusion is anti-dilutive during each period. Dilutive common stock equivalents include an option granted by the president of an affiliated company to purchase shares personally owned by him.

(O) STOCK SPLIT

    In May 1999, the Company authorized and implemented a 2,000-for-one stock split. Accordingly, all share and per share information in the accompanying consolidated financial statements has been retroactively restated to reflect the effect of this stock split.

    On June 30, 1999, the board of directors approved a 24-for-one stock split of the Company's common stock which was effected in August 1999 in connection with the IPO. All common share and per share amounts in the accompanying consolidated financial statements have been adjusted retroactively.

(P) BUSINESS SEGMENT REPORTING

    The Company has determined that it does not have any separately reportable business segments.

(Q) RECENT ACCOUNTING PRONOUNCEMENTS

    As of January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires unrealized gains and losses on the Company's available-for-sale securities and currency translation adjustments to be included in other comprehensive income.

    In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The adoption of this standard has had no impact on the Company's consolidated financial statements.

    In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for the way that a public enterprise reports information about operating segments in annual financial statements, and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also

         (ALL INFORMATION SUBSEQUENT TO DECEMBER 31, 1999 IS UNAUDITED)

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years must be restated. The Company has determined that it does not have any separately reportable business segments and adoption of this standard has had no impact on the Company's consolidated financial statements.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not yet determined the effect SFAS No. 133 will have on its consolidated results of operations and financial position.

(4) MARKETABLE SECURITIES

    The Company classifies its investments in marketable securities as available-for-sale. These securities are carried on the consolidated balance sheet at fair value and any unrealized gains and losses are reported as a separate component of stockholders' equity (deficit).

    The Company had the following marketable securities at December 31, 1999:

                                                             GROSS
                                                           UNREALIZED
                                          AMORTIZED COST     LOSSES     FAIR VALUE
                                          --------------   ----------   -----------
Market Auction Securities...............   $29,550,000       $    --    $29,550,000
Government Securities...................    20,351,026        (3,916)    20,347,110
                                           -----------       -------    -----------
  Total.................................   $49,901,026       $(3,916)   $49,897,110
                                           ===========       =======    ===========

(5) PREPAID EXPENSES AND OTHER CURRENT ASSETS

    Prepaid expenses and other current assets as of December 31, 1999 and 1998 consist of the following:

                                                            DECEMBER 31,
                                                       -----------------------
                                                          1999         1998
                                                       ----------   ----------
Prepaid advertising..................................  $  524,994   $  791,700
Prepaid insurance....................................     274,398           --
Prepaid software license.............................     155,292      155,292
Deposits.............................................   1,071,054           --
Interest receivable..................................     442,219           --
Other................................................     276,084       95,683
                                                       ----------   ----------
  Total..............................................  $2,744,041   $1,042,675
                                                       ==========   ==========

         (ALL INFORMATION SUBSEQUENT TO DECEMBER 31, 1999 IS UNAUDITED)

(6) PROPERTY AND EQUIPMENT

    Property and equipment as of December 31, 1999 and 1998 consist of the following:

                                                            DECEMBER 31,
                                                        ---------------------
                                                           1999        1998
                                                        ----------   --------
Computer equipment, including assets under capital
  leases of $657,607 and $200,543, respectively.......  $4,635,925   $686,117
Furniture and fixtures and leasehold improvements.....     273,884     11,480
Software..............................................     546,266         --
                                                        ----------   --------
                                                         5,456,075    697,597
Less accumulated depreciation and amortization,
  including assets under capital leases of $232,619
  and $41,895, respectively...........................    (883,579)  (107,904)
                                                        ----------   --------
    Total.............................................  $4,572,496   $589,693
                                                        ==========   ========

    Depreciation expenses were $775,675 and $107,904 in the 1999 and 1998 periods, respectively.

(7) INCOME TAXES

    There has been no provision for U.S. federal or state income taxes for any period as the Company has incurred operating losses since inception.

    For federal income tax purposes, the Company has unused net operating loss carryforwards of approximately $22.0 million expiring in 2013 through 2019. Due to the "change in ownership" provisions in Section 382 of the Internal Revenue Code, the availability of the Company's net operating loss carryforward may be subject to an annual limitation against taxable income in future periods, which could substantially limit the eventual utilization of these carryforwards.

    The tax effect of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

                                                            DECEMBER 31,
                                                      ------------------------
                                                         1999          1998
                                                      -----------   ----------
Net operating loss carryforwards....................  $ 9,645,654   $1,214,051
Fixed assets, principally due to differences in
  depreciation......................................     (163,355)     (13,550)
Accounts receivable allowances......................      344,761       36,550
Non-cash compensation...............................      865,353           --
Other expenses not currently deductible.............       57,190        2,075
                                                      -----------   ----------
  Total net deferred tax assets.....................   10,749,603    1,239,126
Less valuation allowance............................  (10,749,603)  (1,239,126)
                                                      -----------   ----------
  Net deferred tax assets...........................  $        --   $       --
                                                      ===========   ==========

    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred

         (ALL INFORMATION SUBSEQUENT TO DECEMBER 31, 1999 IS UNAUDITED)

(7) INCOME TAXES (CONTINUED)
tax liabilities, projected future taxable income and tax planning in making these assessments. Due to the Company's history of operating losses, there is uncertainty surrounding whether the Company will ultimately realize its deferred tax assets. Accordingly, these assets have been fully reserved. During 1999, the valuation allowance increased by $9,510,477. Of the total valuation allowance, subsequently recognized tax benefits, if any, in the amount of $1,857,947 will be applied directly to contributed capital. This amount relates to the tax effect of employee stock option deductions included in the Company's net operating loss carryforward.

(8) RELATED PARTY TRANSACTIONS

    For the period from February 20, 1997 (inception) to December 31, 1997 and the years ended December 31, 1998 and 1999, OTEC, Inc. ("OTEC"), an affiliated company, paid various expenses on behalf of the Company. The Company recorded its allocated share of the expenses on its consolidated financial statements. The effect of all operating expenses paid on behalf of the Company by OTEC was approximately, $135,508, $1,153,000 and $741,600 for the years ended
December 31, 1999 and 1998 and for the period ended December 31, 1997, respectively. These expenses primarily consist of rent, salaries, computer expense and other administrative expenses. OTEC also provided cash advances of $2,639,795 to the Company in 1998, of which $2,259,795 bore interest at rates ranging from 8.75% to 9.5% per annum. The interest expense relating to such cash advances was approximately $94,000 and $49,000 during 1999 and 1998, respectively, and the 1998 amount was included in the due to affiliate balance as of December 31, 1998. In 1999, the Company repaid all but $1,063 due to its affiliate.

    The Company believes that these transactions were entered into on an arms-length basis. The expenses were based on the actual charge per employee of the Company with respect to salaries and employee benefit plans. With respect to expenses such as rent, computer expenses, and insurance, expenses were based on the number of the Company's employees using the facility or service as a percentage of all employees using the facility or service. All of these expenses were paid to outside third parties at market rates.

    At December 31, 1999 and 1998, OTEC owned approximately 9.3% and 23.0%, respectively of the Company.

    The chief executive officer of the Company is a director, executive officer and shareholder of OTEC. Compensation expense for the chief executive officer of $182,000 and $137,500 for the year ending December 31, 1998 and for the period ended December 31, 1997, respectively, was paid by OTEC. These amounts paid by OTEC are included as capital contributions in the consolidated statements of stockholders' equity (deficit), as they are not required to be repaid.

    The Company has recorded in the consolidated statements of operations revenues from OTEC of $294,000 for both 1999 and 1998 and $18,750 for 1997 for the license of miscellaneous propriety software by OTEC and for the hosting of that software in 1999 and 1998.

    On March 2, 1999, the chief executive officer of the Company granted the president of OTEC an option, which expires on March 2, 2002, to purchase 34 shares of OTEC common stock owned personally by him at a purchase price of $4,880 per share aggregating to $165,920, and an additional option to purchase 50 shares of each of OTEC's affiliated companies at a purchase price of $1 per share. Similarly, on March 2, 1999, the president of OTEC granted the Company's chief executive officer an option, which expires on March 2, 2002, to purchase 3,264,000 shares of the Company's common stock owned personally

         (ALL INFORMATION SUBSEQUENT TO DECEMBER 31, 1999 IS UNAUDITED)

(8) RELATED PARTY TRANSACTIONS (CONTINUED) by the president at a purchase price of approximately $0.05 per share aggregating to $165,920. On November 15, 1999, for no consideration, the chief executive officer of the Company executed a letter agreement pursuant to which he agreed to exercise the option only to the extent of 3,140,352 shares of the Company's common stock. In addition, the chief executive officer of the Company granted to the president of OTEC an irrevocable proxy expiring March 2, 2002 to vote all of the chief executive officer of the Company's shares of stock subject to the option. In turn, the president of OTEC granted the chief executive officer of the Company an irrevocable proxy expiring March 2, 2002 to vote all of his shares of stock in the Company subject to the option. This was a nonmonetary transaction between two individuals with respect to shares personally owned by them and therefore no accounting was required by the Company.

    Until recently, the Company had several joint insurance polices with OTEC and its affiliates. The Company's commercial property insurance issued by Federal Insurance Company for a one-year term beginning October 15, 1998, covered both its California and New York offices as well as OTEC's California office. The Company's commercial umbrella policy, also issued by Federal Insurance Company for a one-year term beginning October 15, 1998, also covered OTEC and its affiliates, as did the Company's workers compensation insurance, issued by Lumbermans Mutual Casualty Company on December 1, 1998 for a term ending October 15, 1999. Effective June 1, 1999, the Company had stand alone insurance policies in place. The Company had a joint fiduciary liability policy, issued by Travelers Insurance for a one-year term beginning October 20, 1998, with OTEC and its affiliates. Insurance expenses of $85,096 in 1998 have been allocated by OTEC to the Company based on the respective number of personnel of these two companies. On July 20, 1999, the Company obtained its own directors' and officers' liability insurance policy.

    OTEC and RBL, an affiliated company, jointly and severally, guarantee certain of the Company's obligations, including the Company's obligation to pay rent under its leases, dated as of April 16, 1999, pursuant to which the Company rents the 10th, 14th and 16th floors of a building located at 24 West 40th Street in New York City. On April 2, 1999, the Company repurchased 1,200,000 shares of common stock from the chief executive officer and two employees for approximately $0.05 per share.

    On May 11, 1999, as part of the Series A Preferred Stock purchase agreement (see note 11), FSA Capital, Inc. purchased 42,189 shares of Series A Preferred Stock for $421,890. The chief financial officer and a director of the Company is a director of FSA Capital, Inc. Generation Capital Partners, L.P. and affiliated investment entities ("Generation Partners") purchased in the aggregate 1,053,704 shares of Series A Preferred Stock for $10,537,040. Generation Partners owns more than 5% of the Company's stock. One of the Company's directors is a Managing Partner of an affiliate of Generation Partners.

    One of the Company's directors purchased 18,750 shares of Series A Preferred Stock for $187,500. In connection with the Series A Preferred Stock financing, GreenAcre Ventures LLC, of which one of the Company's directors is a managing member, purchased 11,000 shares of the Company's common stock from two employees.

    One of the Company's directors purchased 21,094 shares of Series A Preferred Stock for $210,940.

         (ALL INFORMATION SUBSEQUENT TO DECEMBER 31, 1999 IS UNAUDITED)

(9) LINES OF CREDIT

    On October 13, 1998, the Company entered into a $500,000 line of credit with The Dime Savings Bank of New York (the "Bank"). Any outstanding balance is payable on demand and bears interest at a fluctuating rate of 1% above the Bank's reference lending rate for domestic commercial loans. All of the Company's assets were pledged as collateral in the event of default. The amount borrowed on the line of credit was $180,000 as of December 31, 1998. On
July 20, 1999, the Company repaid $180,000 in principal, along with interest due under its line of credit with the Bank. On September 16, 1999, the Company terminated this $500,000 line of credit.

    On October 13, 1998, an affiliated company refinanced an obligation under a line of credit. As part of the refinancing agreement, the assets of the Company were pledged as collateral in the event of default by the affiliated company. On June 2, 1999, the Bank removed all cross guarantees with both the Company and the affiliated company lines of credit.

    On September 16, 1999, the Company entered into a Loan and Security Agreement with Silicon Valley Bank, which was subsequently modified on November 22, 1999. The agreement consists of a $4,000,000 revolving line of credit and a $1,000,000 equipment line of credit. The revolving line of credit has a term of one year and bears interest at an annual rate of the bank's prime rate plus 75 basis points. Interest on the revolving line of credit is payable monthly and any principal outstanding is payable at the end of the term. The equipment line of credit has a term of 42 months and bears interest at an annual rate of the bank's prime rate plus 100 basis points. The Company may borrow under this equipment line of credit during the first six months of the term. Interest on the equipment line of credit is payable monthly and the principal is payable over 36 months commencing on April 1, 2000. As of December 31, 1999, the Company had utilized $665,172 of the $1,000,000 equipment line and has available $2,200,000 of the $4,000,000 revolving line of credit as $1,800,000 of the revolving line of credit has been utilized to support a letter of credit issued in 1999 in connection with entering into a lease for new premises.

(10) NOTE PAYABLE

    On August 10, 1999, the Company entered into a note payable agreement with Cananwill, Inc. for an aggregate amount of $480,998 to finance its directors' and officers' liability insurance premium. The agreement calls for monthly payments of $28,077 over 18 months. The note bears interests at a rate of 6.31% per year. As of December 31, 1999, the outstanding balance was $325,683, of which $297,753 is due within one year.

(11) CAPITALIZATION

(A) AUTHORIZED SHARES

    In 1998, the Company amended and restated its certificate of incorporation to change its name to HotJobs.com, Ltd. On April 9 and May 10, 1999, the Company amended its certificate of incorporation. As a result, as of May 10, 1999, the total number of shares which the Company was authorized to issue was 50,000,000:
48,000,000 of these shares were common stock, each having a par value of $0.01; and 2,000,000 of these shares were preferred stock, each having a par value of $0.01.

    Effective upon the closing of the IPO, the Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of preferred stock, par value $0.01 per share.

         (ALL INFORMATION SUBSEQUENT TO DECEMBER 31, 1999 IS UNAUDITED)

(11) CAPITALIZATION (CONTINUED)

(B) REDEEMABLE CONVERTIBLE PREFERRED STOCK

    Effective May 10, 1999, the Company issued an aggregate of 1,620,000 shares of Series A Preferred Stock, at a purchase price of $10 per share, in consideration for gross cash proceeds of $16.2 million. Holders of Series A Preferred Stock were not entitled to any dividend. However, in the event of any liquidation, dissolution or winding up of the Company, the holders of the Series A Preferred Stock then outstanding were entitled to be paid a preferential amount of $10 per share.

    Each holder of Series A Preferred Stock was entitled to the number of votes equal to the number of whole shares of common stock into which the shares of preferred stock were convertible on the date of the vote.

    Upon request of the majority of the Series A Preferred stockholders on or after May 1, 2003, the Company could be required to redeem shares of Series A Preferred Stock at an amount equal to the greater of (a) the amount per share payable to the holders of the Series A Preferred Stock in the event of liquidation, dissolution or winding up of the Company and (b) $10 per share plus an additional amount equal to 10% per annum.

    At the option of the stockholders, Series A Preferred Stock was convertible, at any time prior to the date of redemption, into shares of common stock. The conversion would result from dividing the Preferential Amount (as defined) for the Series A Preferred Stock as of the date of conversion by the conversion price of $4.12 per share. Such shares automatically converted into shares of common stock upon the completion of the IPO. At the IPO, the 1,620,000 shares of Series A Preferred Stock converted into 3,934,019 shares of common stock.

    Due to the sale of the Series A Preferred Stock with a conversion price that was below the expected initial public offering price of the common stock, the Company recorded a beneficial conversion feature of $16.2 million. The beneficial conversion feature is limited to the net proceeds received from the preferred stock transaction. The Company began amortizing the value of the beneficial conversion feature as a non-cash preferred stock dividend over the four-year period from the date of issuance of the preferred stock to the date on which the preferred stock was first convertible into common stock, assuming no acceleration of the date of conversion. In connection with the IPO, all of the preferred stock automatically converted into common stock and the Company recognized in its entirety the $16.2 million of the beneficial conversion feature as a deemed dividend to preferred stockholders.

(C) COMMON STOCK

    During 1997, the Company issued 21,300,000 shares of common stock to its founders and original employees at $0.01 per share.

(12) CONCENTRATION OF CREDIT RISK

    For the year ended December 31, 1999, no customer accounted for over 10% of total revenues generated by the Company. No customer had a receivable balance for more than 10% of gross receivables at December 31, 1999.

    For the year ended December 31, 1998, no customer accounted for over 10% of total revenues generated by the Company during that period. Two customers had balances of 18% and 17%, respectively, of gross accounts receivable at December 31, 1998.

         (ALL INFORMATION SUBSEQUENT TO DECEMBER 31, 1999 IS UNAUDITED)

(12) CONCENTRATION OF CREDIT RISK (CONTINUED)
    For the period from February 20, 1997 (inception) to December 31, 1997, no customer accounted for over 10% of total revenues generated by the Company.

(13) PROFIT SHARING RETIREMENT PLAN

    Until July 1, 1999, the Company's employees participated in a qualified profit sharing retirement plan with a 401(k) deferred compensation provision through an affiliated company. The Company contributed 50% of the amounts contributed by employees up to a maximum of 6% of gross wages. Additionally, a discretionary profit sharing contribution was determined annually by the board of directors. There were no discretionary profit sharing contributions made by the Company during either 1999, 1998 or 1997. As of July 1, 1999, the Company established its own 401(k) Plan. The contributions charged to operations from the 401(k) Plan amounted to $49,750, $23,237 and $21,835 for the 1999, 1998 and
1997 periods, respectively.

(14) EMPLOYMENT AGREEMENTS

    Richard Johnson, Stephen Ellis, Dimitri Boylan and George Nassef each has an employment agreement with the Company. The agreements of Messrs. Johnson, Ellis and Boylan each became effective on May 6, 1999 and expire on May 5, 2002, and will automatically renew for additional one-year terms after that date unless the Company gives the executive written notice of its desire not to renew the agreement at least six months prior to the expiration of the initial or any additional term. Mr. Nassef's employment agreement became effective on June 18, 1999 and shall continue until terminated by him or by the Company. The annual salary for each of these executives is as follows: Richard Johnson, $200,000; Stephen Ellis, $175,000; Dimitri Boylan, $175,000 and George J. Nassef, Jr., $175,000. The annual salary of each of Messrs. Johnson, Ellis and Boylan will increase by a minimum of 10% each year. In addition, Stephen Ellis received a non-qualified stock option to purchase 360,000 shares of the Company's common stock. In connection with the closing of the Company's initial public offering, 180,000 of these options vested automatically, and 90,000 options will vest on each of May 6, 2001 and May 6, 2002. Mr. Nassef received stock options to purchase 180,000 shares of the Company's common stock. In connection with the closing of the Company's initial public offering, 90,000 of these options vested automatically; 30,000 options will vest on June 18, 2001; and 60,000 options will vest on June 18, 2002. Also, each of these executives is entitled to an annual bonus determined by the compensation committee of the board of directors. The Company can terminate these employment agreements with or without cause by delivering written notice to the executive. Each executive may terminate his employment agreement with or without good reason by delivering written notice to the Company. Upon termination of the agreements of each of Messrs. Johnson, Ellis and Boylan by the Company without cause or by the executive for good reason, the executive is entitled to the greater of his annual salary for the remainder of the term of the agreement or one year of salary, and all options become immediately exercisable. Upon termination of Mr. Nassef's employment agreement by the Company without cause or by Mr. Nassef for good reason, Mr. Nassef is entitled to six months of salary.

(15) STOCK OPTION PLANS

    The Company has a Stock Award Plan which provides for the granting of options to employees to purchase shares of its common stock. The Company granted options under the Stock Award Plan until June 30, 1999. The Company is authorized to issue 14,400,000 shares of common stock under the Stock

         (ALL INFORMATION SUBSEQUENT TO DECEMBER 31, 1999 IS UNAUDITED)

(15) STOCK OPTION PLANS (CONTINUED)
Award Plan. On June 30, 1999, the Company's board of directors adopted and its stockholders approved the 1999 Stock Option/Stock Issuance Plan. Effective
July 1, 1999, the Stock Option/Stock Issuance Plan serves as the Company's equity incentive program. The Company is authorized to issue 4,500,000 shares of common stock under the 1999 Stock Option/Stock Issuance Plan.

    The 1999 Stock Option/Stock Issuance Plan has three separate programs:

    - A discretionary option grant program under which eligible individuals in the Company's employ or service (including officers, non-employee board members and consultants) may be granted options to purchase shares of the Company's common stock;

    - A stock issuance program under which such individuals may be issued shares of common stock directly, through the purchase of such shares or as a bonus tied to the performance of services; and

    - An automatic option grant program under which option grants will automatically be made at periodic intervals to eligible non-employee board members.

    Options granted under the Stock Award Plan have ten-year terms and will vest through 2009. Options granted under the Stock Option/Stock Issuance Plan have ten-year terms and will vest through 2009, except for one option with a five-year term granted to a greater than 5% stockholder. The options typically vest over three to five years, however, a majority of the options granted under the Stock Award Plan became immediately exercisable upon the consummation of the IPO.

    Stock option activity during the periods indicated is as follows:

                                                                        WEIGHTED
                                                                        AVERAGE
                                                   OPTIONS GRANTED   EXERCISE PRICE
                                                   ---------------   --------------
Outstanding at December 31, 1997.................            --           $  --
Granted at $0.03 to $0.04........................     2,340,000           $0.03
Exercised........................................            --           $  --
Forfeited........................................    (1,104,000)          $0.03
                                                     ----------
  Outstanding as of December 31, 1998............     1,236,000           $0.03

Granted at $0.05 to $42.13.......................     5,151,200           $5.23
Exercised........................................      (390,400)          $0.05
Forfeited........................................       (82,400)          $5.26
                                                     ----------
  Outstanding as of December 31, 1999............     5,914,400           $4.48
                                                     ==========
  Vested at December 31, 1999....................     3,109,300           $0.18
                                                     ----------

    The weighted average remaining life of the 5,914,400 options outstanding at December 31, 1999 is approximately 9.1 years.

         (ALL INFORMATION SUBSEQUENT TO DECEMBER 31, 1999 IS UNAUDITED)

(15) STOCK OPTION PLANS (CONTINUED)
    The following summarizes the status of stock options outstanding and exercisable at December 31, 1999:

                                                     STOCK OPTIONS OUTSTANDING
                                                  --------------------------------
                                                                  WEIGHTED AVERAGE
RANGE OF EXERCISE PRICE                            SHARES          EXERCISE PRICE
-----------------------                           ---------       ----------------
$0.03 to $3.38..................................  3,867,400            $ 0.64
$3.39 to $8.00..................................  1,668,250            $ 8.00
$8.01 to $42.13.................................    378,750            $28.19

                                                     STOCK OPTIONS EXERCISABLE
                                                  --------------------------------
                                                                  WEIGHTED AVERAGE
RANGE OF EXERCISE PRICE                            SHARES          EXERCISE PRICE
-----------------------                           ---------       ----------------
$0.03 to $3.38..................................  3,102,800            $ 0.16
$3.39 to $8.00..................................      6,500            $ 8.00
$8.01 to $42.13.................................         --            $   --

    The Company granted 48,000 options under the Stock Award Plan on April 1, 1998 at an exercise price of $0.03 to a consultant, an employee of a related party who was providing services to the Company. The value of this option using a Black-Scholes pricing model was deemed insignificant.

    The Company has adopted the disclosure provisions of SFAS No. 123. Had compensation costs on the Company's option plans been determined based on the fair market value on the grant date consistent with the provisions of SFAS
No. 123, the Company's net loss would have been increased as per the pro forma amounts indicated below:

                                                        1999          1998
                                                    ------------   -----------
Net loss actual...................................  $(17,816,456)  $(2,257,314)
Net loss pro forma................................  $(18,747,032)  $(2,262,255)
Basic and diluted net loss per share actual.......  $      (1.46)  $     (0.11)
Basic and diluted net loss per share pro forma....  $      (1.50)  $     (0.11)

    Pro forma information regarding net loss has been determined using a Black-Scholes option pricing model with the following weighted average assumptions for 1999 and 1998:

                                                         1999              1998
                                                       --------          --------
Risk-free interest rate..............................     5.4%              6.8%
Dividend yield.......................................     0.0%              0.0%
Volatility factor (post IPO).........................   148.7%              0.0%
Average expected life................................       3years            9years

    As of December 31, 1999, the Company recorded deferred compensation expense, net of options forfeited, of $7,521,972, in connection with the grant of certain options to employees and directors, representing the difference between the deemed fair value of the Company's common stock at the date of grant for accounting purposes and the exercise price of the related options. This amount is presented as a reduction of stockholders' equity (deficit) and amortized over the vesting period. The Company amortized $2,012,449 of deferred compensation during 1999. The Company expects to amortize the following

         (ALL INFORMATION SUBSEQUENT TO DECEMBER 31, 1999 IS UNAUDITED)

(15) STOCK OPTION PLANS (CONTINUED)
amounts of deferred compensation annually: 2000--approximately $1.8 million; 2001--approximately $1.8 million; 2002--approximately $1.4 million; 2003--approximately $0.5 million.

(16) EMPLOYEE STOCK PURCHASE PLAN

    On August 10, 1999, the Employee Stock Purchase Plan became effective. The plan is designed to comply with the requirements of Section 423 of the Internal Revenue Code. The plan allows eligible employees to purchase shares of common stock at 85% of the lower of the fair market value of the Company's common stock on the employee's entry date into the offering period or the fair market value on the semi-annual purchase date through periodic payroll deductions. A total of 250,000 shares of common stock are available for issuance under the plan.

    The plan has a series of successive offering periods, each with a maximum duration of 24 months. The initial offering period began on August 10, 1999 and will end on the last business day in July 2001. The next offering period will begin on the first business day in August 2001 and subsequent offering periods will be set by the compensation committee of the board of directors. Through December 31, 1999, employees have contributed $329,263 towards the plan's first purchase date of January 31, 2000. The employees' contribution into the plan is included in other current liabilities in the Company's consolidated balance sheet at December 31, 1999.

(17) COMMITMENTS AND CONTINGENCIES

(A) OFFICE LEASES

    The Company leases office space in New York, California, Illinois, Massachusetts and Australia. The minimum lease payments under these leases are payable as follows:

YEAR ENDING DECEMBER 31,                                        AMOUNT
------------------------                                      ----------
2000........................................................  $1,092,557
2001........................................................  $1,205,839
2002........................................................  $1,234,948
2003........................................................  $1,634,430
2004........................................................  $1,625,708
Thereafter..................................................  $7,739,717

    Rent expense for the years ended December 31, 1999 and 1998 and for the period from February 20, 1997 (inception) to December 31, 1997 was $477,094, $103,398 and $41,667, respectively.

    In March 1999, the Company entered into a five-year lease agreement for office space in California. The lease is due to expire during May 2004 and has been included above as part of the minimum lease payment schedule. An affiliated company unconditionally guaranteed payment and performance of all obligations, liabilities, terms and conditions of this office lease.

    In April 1999, the Company entered into two five-year lease agreements for office space in New York. These leases are due to expire on March 31, 2004. Under the terms of these agreements, landlord and tenant have the right to terminate these leases at any time after July 31, 1999 upon giving 90 days' written notice. Due to the existence of this termination clause, these amounts have not been included as part of the minimum lease payment schedule.

         (ALL INFORMATION SUBSEQUENT TO DECEMBER 31, 1999 IS UNAUDITED)

(17) COMMITMENTS AND CONTINGENCIES (CONTINUED)
    In July 1999, HotJobs.com Australia Pty. Ltd. entered into a three-year lease agreement for office space in Sydney, Australia. The lease is due to expire on July 22, 2002 and has been included above as part of the minimum lease payment schedule.

    In September 1999, the Company entered into a five-year lease agreement for office space in Chicago, Illinois. The lease is due to expire on November 1, 2004 and has been included above as part of the minimum lease payment schedule.

    In November 1999, the Company entered into a 122-month lease agreement for office space in New York. The lease is due to expire on December 31, 2009 and has been included above as part of the minimum lease payment schedule.

    In December 1999, the Company entered into a 60-month, 25-day lease agreement for space in Massachusetts. The lease is due to expire on December 31, 2004 and has been included above as part of the minimum lease payment schedule.

(B) EQUIPMENT LEASES

    The Company is obligated under various capital leases that began in either 1999 or 1998 and expire at various dates through March 2002.

    Future minimum capital lease payments are payable as follows:

                                                              CAPITAL
YEAR                                                           LEASES
----                                                          --------
2000........................................................  $238,660
2001........................................................   197,970
2002........................................................    31,600
                                                              --------
Total minimum lease payments................................   468,230
Less amount representing interest (at rates ranging from
  9.5% to 21.0%)............................................    45,911
                                                              --------
Present value of net minimum lease payments.................   422,319
Less current installment of obligations under capital
  leases....................................................   205,840
                                                              --------
Obligations under capital leases, excluding current
  installments..............................................  $216,479
                                                              ========

(C) COMMITMENT TO PURCHASE COMMERCIAL AIRTIME

    As of December 31, 1999, the Company has commitments of approximately
$15.9 million for various advertising campaigns, including a commitment to purchase 30-second commercial airtime from American Broadcasting Company during the National Football League's Super Bowl on January 30, 2000, through
December 2000. These commitments include broadcasting, print, online and outdoor advertising. These commitments expire over various time periods.

(18) SUBSEQUENT EVENTS--(UNAUDITED)

    On January 20, 2000, the Company entered into a five-year lease for office space in Santa Monica, California. The lease is due to expire no later than March 15, 2005. The minimum lease payments under the lease amount to approximately $631,000.

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                  SCHEDULE II

                               HOTJOBS.COM, LTD.

                       VALUATION AND QUALIFYING ACCOUNTS

                             BALANCE AT        CHARGED TO COST   CREDITED TO OTHER                BALANCE AT END
                         BEGINNING OF PERIOD    AND EXPENSES         ACCOUNTS        DEDUCTIONS     OF PERIOD
                         -------------------   ---------------   -----------------   ----------   --------------
YEAR ENDED 12/31/99
-----------------------
Allowance for doubtful
  receivables..........        $85,000            $937,236             $  --         $(220,466)      $801,770

YEAR ENDED 12/31/98
-----------------------
Allowance for doubtful
  receivables..........        $    --            $ 85,000             $  --         $      --       $ 85,000

YEAR ENDED 12/31/97
-----------------------
Allowance for doubtful
  receivables..........        $    --            $     --             $  --         $      --       $     --

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Reference is made to the information contained in HotJobs.com's proxy statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 1999 (the "2000 Proxy Statement"), which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

    Reference is made to the information contained in the 2000 Proxy Statement, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Reference is made to the information contained in the 2000 Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Reference is made to the information contained in the 2000 Proxy Statement, which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

(a) (1) Financial Statements.

       Independent Auditors' Report

       Consolidated Balance Sheets as of December 31, 1999 and 1998

       Consolidated Statements of Operations for the years ended December 31, 1999, and 1998 and for the period from February 20, 1997 (inception) to December 31, 1997

       Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1999 and 1998 and for the period from February 20, 1997 (inception) to December 31, 1997

       Notes to Consolidated Financial Statements

       Financial Statement Schedule
         Schedule II--Valuation and Qualifying Accounts

   (2) Financial Statement Schedules.

    The following financial statement schedule is filed under "Item 8. Consolidated Financial Statements and Supplementary Data":

    Schedule II--Valuation and Qualifying Accounts

    All other schedules are omitted either because they are not applicable or because they are not required under Regulation S-X.

   (3) Exhibits.

NUMBER                                          DESCRIPTION
------                  ------------------------------------------------------------
       3.1*             Amended and Restated Certificate of Incorporation.
       3.2*             Amended and Restated Bylaws.
       4.1*             Specimen Common Stock certificate.
       4.2              Please see Exhibits 3.1 and 3.2 for provisions of the
                        certificate of incorporation and bylaws defining the rights of holders of common stock.
      10.1*             Series A Convertible Preferred Stock Purchase Agreement,
                        dated as of May 10, 1999, between HotJobs.com and the
                        several purchasers named in Schedule I thereto.
      10.2*             Amended and Restated Stockholders' Agreement, dated as of
                        May 11, 1999.
      10.3*             Employment Agreement, dated as of May 6, 1999, between
                        HotJobs.com and Richard S. Johnson.
      10.4*             Employment Agreement, dated as of May 6, 1999, between
                        HotJobs.com and Dimitri J. Boylan.
      10.5*             Employment Agreement, dated as of May 6, 1999, between
                        HotJobs.com and Stephen W. Ellis.
      10.6***           HotJobs.com Stock Award Plan.
      10.7***           1999 Stock Option/Stock Issuance Plan.
      10.8***           Employee Stock Purchase Plan.
      10.9*             Lease Agreement, dated as of April 16, 1999, between 24 West
                        40th St. LLC, as landlord, and HotJobs.com, Ltd., as tenant for the 14th and 16th floors of 24 West 40(th) Street, New
                        York, NY.
      10.10*            Guarantee, made as of April 16, 1999, by OTEC, Inc. and RBL
                        Agency, Ltd., related to the above lease.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K. (CONTINUED)

NUMBER                                          DESCRIPTION
------                  ------------------------------------------------------------
      10.11*            Lease Agreement, dated as of April 16, 1999, between 24 West
                        40th St. LLC, as landlord, and HotJobs.com, Ltd., as tenant for the 10th floor of 24 West 40(th) Street, New York, NY.
      10.12*            Guarantee, made as of April 16, 1999, by OTEC, Inc. and RBL
                        Agency, Ltd., related to the above lease.
      10.13*            Office Lease, dated as of February 10, 1999, between 580
                        Market Street Corp., as landlord, and HotJobs.com, Ltd., as tenant for 580 Market Street, Suite 300, San Francisco, CA.
      10.14             Lease Agreement dated as of November 2, 1999 and amended as of November 12, 1999, between 406 Realty LLC, as landlord, and HotJobs.com, Ltd., as tenant for the 8(th) and 9(th)
                        floors of 406 West 31(st) Street, New York, NY.
      10.15*            Employment Agreement, dated as of June 18, 1999, between
                        HotJobs.com and George J. Nassef, Jr.
      10.16*            401(k) Plan.
      10.17**           Lease Agreement, dated as of September 24, 1999, between 360
                        North Michigan Trust, as landlord, and HotJobs.com, Ltd., as tenant, for 360 N. Michigan Avenue, Suite 1300, Chicago, IL.
      10.18**           Loan and Security Agreement, dated September 16, 1999,
                        between Silicon Valley Bank and HotJobs.com, Ltd.
      10.19             First Loan Modification Agreement, dated as of November 22,
                        1999, between Silicon Valley Bank and HotJobs.com, Ltd.
      21.1+             Subsidiaries of the Registrant.
      23.1              Consent of KPMG LLP, Independent Auditors.
      23.2              Independent Auditors' Report on Schedule.
      27.1              Financial Data Schedule.

------------------------

* Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-80367), as amended.

** Incorporated by reference to the Company's Registration Statement o Form S-1 (File No. 333-89813), as amended.

*** Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-86409).

+ Incorporated by reference to Exhibit 21 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999.

(b) Reports on Form 8-K.

    Form 8-K dated October 21, 1999 and filed November 2, 1999, for the purpose of filing under Item 5--Other Events and Item 7--Financial Statements and Exhibits, a press release setting forth certain financial results of the Registrant for the quarter ended September 30, 1999.

(c) Exhibits.

    See Item 14(a) (3) above.

(d) Financial Statement Schedules

    See Item 14(a) (2) above

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on this 23rd day of March, 2000.

                                                       HotJobs.com, Ltd.

                                                       By:  /s/ RICHARD S. JOHNSON
                                                            ----------------------------------------
                                                            Richard S. Johnson,
                                                            PRESIDENT AND CHIEF EXECUTIVE OFFICER

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard S. Johnson and Stephen W. Ellis, and each of them, his true and lawful attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

              SIGNATURE                                TITLE                         DATE
              ---------                                -----                         ----
                                       President, Chief Executive Officer
       /s/ RICHARD S. JOHNSON            and Chairman of the Board Of
------------------------------------     Directors (Principal Executive         March 23, 2000
         Richard S. Johnson              Officer)

        /s/ STEPHEN W. ELLIS           Chief Financial Officer, and Director
------------------------------------     (Principal Financial and Accounting    March 23, 2000
          Stephen W. Ellis               Officer)

        /s/ DIMITRI J. BOYLAN          Chief Operating Officer, Secretary
------------------------------------     and Director                           March 23, 2000
          Dimitri J. Boylan

        /s/ PHILIP GUARASCIO           Director
------------------------------------                                            March 23, 2000
          Philip Guarascio

         /s/ JOHN A. HAWKINS           Director
------------------------------------                                            March 23, 2000
           John A. Hawkins

         /s/ JOHN G. MURRAY            Director
------------------------------------                                            March 23, 2000
           John G. Murray

          /s/ KEVIN P. RYAN            Director
------------------------------------                                            March 23, 2000
            Kevin P. Ryan

                               INDEX TO EXHIBITS

NUMBER                                          DESCRIPTION
------                  ------------------------------------------------------------
       3.1*             Amended and Restated Certificate of Incorporation.
       3.2*             Amended and Restated Bylaws.
       4.1*             Specimen Common Stock certificate.
       4.2              Please see Exhibits 3.1 and 3.2 for provisions of the
                        certificate of incorporation and bylaws defining the rights of holders of common stock.
      10.1*             Series A Convertible Preferred Stock Purchase Agreement,
                        dated as of May 10, 1999, between HotJobs.com and the
                        several purchasers named in Schedule I thereto.
      10.2*             Amended and Restated Stockholders' Agreement, dated as of
                        May 11, 1999.
      10.3*             Employment Agreement, dated as of May 6, 1999, between
                        HotJobs.com and Richard S. Johnson.
      10.4*             Employment Agreement, dated as of May 6, 1999, between
                        HotJobs.com and Dimitri J. Boylan.
      10.5*             Employment Agreement, dated as of May 6, 1999, between
                        HotJobs.com and Stephen W. Ellis.
      10.6***           HotJobs.com Stock Award Plan.
      10.7***           1999 Stock Option/Stock Issuance Plan.
      10.8***           Employee Stock Purchase Plan.
      10.9*             Lease Agreement, dated as of April 16, 1999, between 24 West
                        40th St. LLC, as landlord, and HotJobs.com, Ltd., as tenant for the 14th and 16th floors of 24 West 40(th) Street, New
                        York, NY.
      10.10*            Guarantee, made as of April 16, 1999, by OTEC, Inc. and RBL
                        Agency, Ltd., related to the above lease.
      10.11*            Lease Agreement, dated as of April 16, 1999, between 24 West
                        40th St. LLC, as landlord, and HotJobs.com, Ltd., as tenant for the 10th floor of 24 West 40(th) Street, New York, NY.
      10.12*            Guarantee, made as of April 16, 1999, by OTEC, Inc. and RBL
                        Agency, Ltd., related to the above lease.
      10.13*            Office Lease, dated as of February 10, 1999, between 580
                        Market Street Corp., as landlord, and HotJobs.com, Ltd., as tenant for 580 Market Street, Suite 300, San Francisco, CA.
      10.14             Lease Agreement dated as of November 2, 1999 and amended as of November 12, 1999, between 406 Realty LLC, as landlord, and HotJobs.com, Ltd., as tenant for the 8(th) and 9(th)
                        floors of 406 West 31(st) Street, New York, NY.
      10.15*            Employment Agreement, dated as of June 18, 1999, between
                        HotJobs.com and George J. Nassef, Jr.
      10.16*            401(k) Plan.
      10.17**           Lease Agreement, dated as of September 24, 1999, between 360
                        North Michigan Trust, as landlord, and HotJobs.com, Ltd., as tenant, for 360 N. Michigan Avenue, Suite 1300, Chicago, IL.
      10.18**           Loan and Security Agreement, dated September 16, 1999,
                        between Silicon Valley Bank and HotJobs.com, Ltd.
      10.19             First Loan Modification Agreement, dated as of November 22,
                        1999, between Silicon Valley Bank and HotJobs.com, Ltd.
      21.1+             Subsidiaries of the Registrant.
      23.1              Consent of KPMG LLP, Independent Auditors.
      23.2              Independent Auditors' Report on Schedule.
      27.1              Financial Data Schedule

------------------------

* Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-80367), as amended.

** Incorporated by reference to the Company's Registration Statement o Form S-1 (File No. 333-89813), as amended.

*** Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-86409).

+ Incorporated by reference to Exhibit 21 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999.