Form 10-Q
period 2000-03-31
HOTJOBS COM LTD
filed 2000-05-12
CIK 1087728

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------
                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended March 31, 2000
                                       or
            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ____________

                        Commission File Number: 000-26891

                                HOTJOBS.COM, LTD.
                                -----------------
             (Exact name of registrant as specified in its charter)

          Delaware                                      13-3931821
          --------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                         24 West 40th Street, 14th Floor
                            New York, New York 10018
               --------------------------------------------------
               (Address of principal executive office) (Zip code)

                                 (212) 699-5300
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of May 1, 2000, there were 31,861,387 shares of the registrant's common stock outstanding.

================================================================================

                                HOTJOBS.COM, LTD.
                                Table of Contents


Part I.   Financial Information                                                                  Page Number
                                                                                                 -----------
         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of March 31, 2000 (Unaudited)
                  and December 31, 1999......................................................        1

                  Unaudited Consolidated Statements of Operations for the
                  Three Months Ended March 31, 2000 and 1999.................................        2

                  Unaudited Consolidated Statements of Cash Flows for the
                  Three Months Ended March 31, 2000 and 1999.................................        3

                  Notes to Unaudited Consolidated Financial Statements.......................        4

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..............................        7

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.................       26

Part II.  Other Information

         Item 1.  Legal Proceedings..........................................................       26

         Item 2.  Changes in Securities and Use of Proceeds..................................       26

         Item 3.  Defaults By the Company on its Senior Securities...........................       27

         Item 4.  Results of Votes of Security Holders.......................................       27

         Item 5.  Other Information..........................................................       27

         Item 6.  Exhibits and Reports on Form 8-K...........................................       27

         Item 7.  Signature..................................................................       28

                         Part I. Financial Information

Item 1.  Financial Statements

                                HOTJOBS.COM, LTD.
                           Consolidated Balance Sheets



                                                                                       March 31,        December 31,
                                                                                         2000               1999
                                                                                     -------------      -------------
                                                                                      (Unaudited)
Assets
Current assets:
   Cash and cash equivalents ...................................................     $  76,517,353      $  88,372,658
   Marketable securities .......................................................        47,731,660         49,897,110
   Accounts receivable, net ....................................................        10,169,403          6,456,227
   Prepaid expenses and other current assets ...................................         2,505,719          2,744,041
                                                                                     -------------      -------------
          Total current assets .................................................       136,924,135        147,470,036
   Property and equipment, net .................................................         8,463,700          4,572,496
   Other assets ................................................................           419,753            498,720
                                                                                     -------------      -------------
          Total assets..........................................................     $ 145,807,588      $ 152,541,252
                                                                                     =============      =============

Liabilities and Stockholders' Equity
Current liabilities:
   Line of credit ..............................................................      $    333,333      $     166,293
   Accounts payable and accrued expenses .......................................        10,367,358          9,233,739
   Other current liabilities ...................................................           872,003            992,812
   Deferred revenue - current portion ..........................................         7,151,332          4,292,808
   Notes payable - current portion .............................................           272,816            297,753
   Current installments of obligations under capital leases ....................           202,727            205,840
                                                                                     -------------      -------------
         Total current liabilities .............................................        19,199,569         15,189,245
Line of credit, excluding current portion ......................................           666,667            498,879
Deferred revenue, excluding current portion ....................................         1,633,061          1,080,544
Notes payable, excluding current portion .......................................                --             27,930
Obligations under capital leases, excluding current installments ...............           166,945            216,479
                                                                                     -------------      -------------
          Total liabilities ....................................................        21,666,242         17,013,077

Stockholders' equity:
   Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding as of March 31, 2000 and
       December 31, 1999 .......................................................                --                 --
   Common stock, $0.01 par value; 100,000,000 shares authorized;
       31,854,587 and 31,344,419 shares issued and outstanding at
       March 31, 2000 and December 31, 1999, respectively ......................           318,546            313,444
Deferred compensation ..........................................................        (5,022,395)        (5,509,523)
Additional paid-in capital .....................................................       178,403,817        177,952,759
Accumulated deficit ............................................................       (49,526,464)       (37,219,056)
Accumulated other comprehensive loss ...........................................           (32,158)            (9,449)
                                                                                     -------------      -------------
          Total stockholders' equity ...........................................       124,141,346        135,528,175
                                                                                     -------------      -------------
Commitments and contingencies
          Total liabilities and stockholders' equity ...........................     $ 145,807,588      $ 152,541,252
                                                                                     =============      =============

     See accompanying notes to unaudited consolidated financial statements.

                                HOTJOBS.COM, LTD.
                 Unaudited Consolidated Statements of Operations



                                                                       Three Months Ended March 31,
                                                                      ------------------------------
                                                                          2000               1999
                                                                      ------------       -----------
Revenues:
    Service fees .................................................    $ 10,479,882       $ 1,960,374
    Software license fees ........................................         150,536            78,221
    Career expo fees .............................................       1,262,394           215,727
    Other ........................................................       1,986,798           394,787
                                                                      ------------       -----------
       Total revenues ............................................      13,879,610         2,649,109
Cost of revenues .................................................       2,496,860           425,162
                                                                      ------------       -----------
         Gross profit ............................................      11,382,750         2,223,947

Operating expenses:
    Product development ..........................................         942,409           177,616
    Sales and marketing ..........................................      19,682,615         3,415,540
    General and administrative ...................................       4,520,246           778,400
    Non-cash compensation ........................................         449,591                --
                                                                      ------------       -----------
        Total operating expenses .................................      25,594,861         4,371,556
                                                                       -----------      ------------
            Loss from operations .................................     (14,212,111)       (2,147,609)

Net interest income (expense) ....................................       1,904,703           (68,087)
                                                                      ------------       -----------
            Net loss .............................................     (12,307,408)      $(2,215,696)
                                                                      ============       ===========

Basic and diluted net loss per common share ......................           (0.39)            (0.11)
                                                                      ============       ===========

Weighted average shares outstanding used in basic
and diluted net loss per common share
calculation ......................................................      31,569,033        20,820,000
                                                                      ============       ===========

     See accompanying notes to unaudited consolidated financial statements.

                                HOTJOBS.COM, LTD.
                 Unaudited Consolidated Statements of Cash Flows

                                                                      Three Months Ended March 31,
                                                                     ------------------------------
                                                                         2000            1999
                                                                     -------------     ------------
Cash flows from operating activities:
 Net loss ......................................................     $(12,307,408)     $(2,215,696)
 Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization .............................          625,330           73,378
     Provision for doubtful accounts ...........................          671,538           84,000
     Non-cash compensation .....................................          449,591               --
 Changes in:
     Accounts receivable .......................................       (4,385,703)        (734,342)
     Prepaid expenses and other current assets .................          257,135          680,202
     Accounts payable and accrued expenses .....................        1,141,254        1,267,760
     Deferred revenue ..........................................        3,412,471          294,345
     Other .....................................................         (338,541)         119,079
                                                                     ------------      -----------
             Net cash used in operating activities .............      (10,474,333)        (431,274)
                                                                     ------------      -----------

Cash flows from investing activities:
    Sale of marketable securities ..............................       75,550,000               --
    Purchase of marketable securities ..........................      (73,100,000)              --
    Purchase of trademark ......................................          (34,898)              --
    Capital expenditures .......................................       (4,504,722)        (128,482)
                                                                     ------------      -----------
             Net cash used in investing activities .............       (2,089,620)        (128,482)
                                                                     ------------      -----------

Cash flows from financing activities:

     Advance from affiliate ....................................               --          680,000
     Proceeds from issuance of stock for the Employee Stock
      Purchase Plan ............................................          399,282               --
     Repayment of note payable .................................          (52,867)              --
     Proceeds from line of credit ..............................          334,828               --
     Proceeds from exercise of options .........................           81,852               --
     Principal payments under capital lease obligations ........          (52,647)         (29,414)
                                                                     ------------      -----------
              Net cash provided by financing activities ........          710,448          650,586
                                                                     ------------      -----------
 Effect of foreign exchange rates on cash ......................           (1,800)              --
                                                                     ------------      -----------
              Net (decrease) increase in cash and cash
                 equivalents ..................................       (11,855,305)          90,830
Cash and cash equivalents at beginning of period ...............       88,372,658          167,004
                                                                     ------------      -----------
Cash and cash equivalents at end of period .....................     $ 76,517,353      $   257,834
                                                                     ============      ===========

Supplemental disclosures of cash flow information:

     Interest paid .............................................     $     27,552      $     8,495
                                                                     ============      ===========
Non-cash transactions:
    Equipment acquired under capital leases ....................     $         --      $   378,487
    Barter transaction .........................................     $     25,000      $   168,334
    Stock issued for purchase of trademark .....................     $     12,562      $        --

     See accompanying notes to unaudited consolidated financial statements.

                                HOTJOBS.COM, LTD.
              Notes to Unaudited Consolidated Financial Statements

1)   DESCRIPTION OF BUSINESS

      HotJobs.com, Ltd. (the "Company") is a leading Internet-based recruiting solutions company. The Company's suite of products and services leverages the Internet to provide a direct exchange of information between job seekers and employers. The Company's employment exchange, www.hotjobs.com, allows member employers access to a database of job seekers and a back-end system which provides recruiters with the tools to post, track and manage job openings in a real-time environment. The employment exchange also allows job seekers to identify, research, apply and evaluate job opportunities while enabling them to restrict access to their resumes. Headhunters are prohibited from using the employment exchange, ensuring direct contact between job seekers and member employers. The Company also offers its Softshoe(R) and Shoelace(TM) proprietary hiring management software and provides employers with additional recruiting solutions such as WorkWorld(TM) career expos, online advertising and consulting services.

      The majority of the Company's revenues are recurring and are primarily derived from employer memberships to the Company's online employment exchange, www.hotjobs.com. The Company operates in a highly competitive environment and inherent in the Company's business are various risks and uncertainties, including its limited operating history and unproven business model. The Company's success may depend in part upon the emergence of the Internet as a recruiting medium, prospective products and service development efforts and the acceptance of the Company's products and services by the marketplace.

      HotJobs.com, Ltd. was incorporated in the State of Delaware on February 20, 1997 (inception) as Hot Jobs, Inc. On September 23, 1998, Hot Jobs, Inc. changed its name to HotJobs.com, Ltd. On June 18, 1999, the Company established an international presence with the incorporation of HotJobs.com Pty. Limited in Australia.

2)    BASIS OF PRESENTATION

      The unaudited interim consolidated financial statements of the Company as of March 31, 2000 and for the three months ended March 31, 2000 and 1999, included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and
      Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

      In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2000, and the results of their operations and their cash flows for the three months ended March 31, 2000 and 1999.

      The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 1999, and for the two years then ended and for the period from February 20, 1997 (inception) to December 31, 1999 and related notes included in the Company's 10-K filed with the Securities and Exchange Commission. Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

3)    BUSINESS SEGMENT REPORTING

      The Company has determined that it does not have any separately reportable business segments.

4)    RECENT ACCOUNTING PRONOUNCEMENTS

      The Company is required to adopt SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" effective July 1, 2000, and has not yet determined the effect SFAS No. 133 will have on its results of operations and financial position. This statement is not required to be applied retroactively to financial statements of prior periods.

      FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44") provides guidance for applying APB Opinion No. 25, "Accounting for Stock Issued to Employees." With certain exceptions, FIN No. 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000. The Company does not believe that the implementation of FIN No. 44 will have a significant effect on its results of operations.

      In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101") which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will be required to adopt the accounting provisions of SAB No. 101 no later than the second quarter of 2000. The Company does not believe that the implementation of SAB No. 101 will have a significant effect on its results of operations.

5)    LOAN AND SECURITY AGREEMENT

      On September 16, 1999, the Company entered into a Loan and Security Agreement with Silicon Valley Bank, which was subsequently modified on November 22, 1999. The agreement consists of a $4,000,000 revolving line of credit and a $1,000,000 equipment line of credit. The revolving line of credit has a term of one year and bears interest at an annual rate of the bank's prime rate plus 75 basis points. Interest on the revolving line of credit is payable monthly and any principal outstanding is payable at the end of the term. The equipment line of credit has a term of 42 months and bears interest at an annual rate of the bank's prime rate plus 100 basis points. The Company may borrow under this equipment line of credit during the first six months of the term. Interest on the equipment line of credit is payable monthly and the principal is payable over 36 months commencing on April 1, 2000. As of March 31, 2000, the Company has fully utilized the entire $1,000,000 equipment line and has available $2,200,000 of the $4,000,000 revolving line of credit as $1,800,000 of the revolving line of credit has been utilized to support a letter of credit issued in 1999 in connection with entering into a lease for new premises in New York.

6)    NON-CASH COMPENSATION

      In connection with the granting of options in 1999, the Company recorded net deferred compensation of approximately $7.5 million. For financial reporting purposes, the deferred compensation is being amortized as non-cash compensation over the vesting period of the related options. Accordingly, the Company amortized $449,591 of deferred compensation as non-cash compensation in the three months ended March 31, 2000. The deferred compensation remaining at March 31, 2000 of approximately $5.0 million will be amortized as non-cash compensation over the remaining vesting period of the related options through August 2003.

7)    EMPLOYEE STOCK PURCHASE PLAN

      On August 10, 1999, the Employee Stock Purchase Plan became effective. The plan is designed to comply with the requirements of Section 423 of the Internal Revenue Code. The plan allows eligible employees to purchase shares of common stock at 85% of the lower of the fair market value of the Company's common stock on the employee's entry date into the offering period or the fair market value on the semi-annual purchase date through periodic payroll deductions. Currently, a total of 191,282 shares of common stock are available for issuance under the plan.

      The plan has a series of successive offering periods, each with a maximum duration of 24 months. The initial offering period began on August 10, 1999 and will end on the last business day in July 2001. The next offering period will begin on the first business day in August 2001 and subsequent offering periods will be set by the Compensation Committee of the Company's Board of Directors.

      On January 31, 2000, the first purchase date under the plan, employees purchased 58,718 shares of the Company's common stock for $399,282 or $6.80 per share.


8)    COMMITMENTS AND CONTINGENCIES

      a) In January 2000, the Company entered into a five-year lease agreement for office space in Santa Monica, California, for total minimum lease payments of approximately $631,000.

      b) In February 2000, the Company entered into a four-year lease agreement for office space in Austin, Texas, for total minimum lease payments of approximately $434,000.

      c) As of March 31, 2000, the Company has commitments of approximately $22.6 million for various advertising campaigns through December 2002. These commitments include broadcasting, print, online and outdoor advertising.

9)    BASIC AND DILUTED NET LOSS PER COMMON SHARE

      The Company computes net loss per share in accordance with SFAS No. 128, "Computation of Earnings Per Share," and the SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. As the Company had a net loss in each of the periods presented, basic and diluted net loss per share is the same. Diluted net loss per share for the three months ended March 31, 2000 and 1999 does not include the effects of options to purchase shares of common stock, as the effect of their inclusion is anti-dilutive during each period.

10)   SUBSEQUENT EVENTS

      On April 25, 2000, the Company signed a definitive agreement to acquire Resumix, Inc., a leading developer of staffing management software. The acquisition closed on May 11, 2000. The Company issued 3,560,019 shares of its common stock, of which 359,282 will be held in escrow for one year pending satisfaction of certain conditions, to Resumix's current stockholders who are accredited investors. Stockholders of Resumix who are not accredited investors received cash for their shares of Resumix that in the aggregate amounted to approximately $400,000. In addition, HotJobs.com assumed Resumix's existing stock option plans, resulting in the potential additional issuances of approximately 1.1 million shares of the Company's common stock upon the exercise of Resumix employee stock options. In addition, upon the consummation of the acquisition, all outstanding options to purchase common stock of Resumix converted into options to purchase common stock of the Company.

      This acquisition will be accounted for under the purchase method of accounting for a business combination.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      THE INFORMATION IN THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
      SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH STATEMENTS ARE BASED UPON CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT HOTJOBS.COM AND OUR INDUSTRY. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACTS MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. FOR EXAMPLE, WORDS SUCH AS "MAY," "WILL," "SHOULD," "ESTIMATES," "PREDICTS," "POTENTIAL," "CONTINUE," "STRATEGY," "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS," "INTENDS," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. HOTJOBS.COM'S ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS COULD DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH A DISCREPANCY INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED ELSEWHERE IN THIS REPORT IN THE SECTION ENTITLED "RISK FACTORS" AND THE RISKS DISCUSSED IN OUR OTHER SECURITIES AND EXCHANGE COMMISSION ("SEC") FILINGS INCLUDING OUR REGISTRATION STATEMENT ON FORM S-1 DECLARED EFFECTIVE ON NOVEMBER 10, 1999 BY THE SEC (FILE NO. 333-89813) AND IN OUR FORM 10-K FILED MARCH 24, 2000. HOTJOBS.COM UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON, EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

      We are a leading provider of comprehensive recruiting solutions that leverage the Internet to exchange information more efficiently between job seekers and employers. The majority of our revenues are recurring and are derived primarily from employer memberships to our www.hotjobs.com employment exchange. We also offer our Softshoe and Shoelace proprietary hiring management software and provide additional recruiting solutions to employers such as our WorkWorld career expos, online advertising and consulting services.

      Founded in February 1997, we began operations with seven employees and we had grown to 275 employees as of March 31, 2000. Our early operating activities related primarily to the development of the necessary technological infrastructure for the operation of www.hotjobs.com. In February 1997, we commercially launched our www.hotjobs.com employment exchange. In September 1997, we began to license our Softshoe hiring management software. During 1998 and 1999, we experienced significant increases in our revenue from sales of memberships to our employment exchange and license and hosting fees for our Softshoe software. In early 1999, we introduced our WorkWorld career expos and expanded our marketing programs to increase awareness of the HotJobs.com brand. In 2000, we launched our Shoelace turn-key hiring management software. Hosted by HotJobs.com, Shoelace delivers the same technology that powers the www.hotjobs.com employment exchange on a private label version that can be used on any corporate Website. In May 1999, we raised net proceeds of approximately $16.1 million in a private placement of our Series A Preferred Stock. In the third quarter of 1999, we raised net proceeds of approximately $23.2 million in our IPO and in the fourth quarter of 1999, we raised net proceeds of approximately $114.9 million in our follow-on public offering.

      We classify our revenues as follows:

            o Service fees, consisting of subscription fees paid by employers for membership to our www.hotjobs.com employment exchange and software hosting fees paid by customers of our hiring management software. We sell memberships to each employer on a per recruiter basis and bill the employer monthly, quarterly, semi-annually, annually or bi-annually. Membership entitles each recruiter to post a specific number of jobs on www.hotjobs.com simultaneously. Software hosting fees consist of recurring monthly fees to maintain an employer's Softshoe or Shoelace database as well as the hosting of a miscellaneous proprietary software product.

            o Software license fees, consisting of license fees paid by our Softshoe and Shoelace customers as well as license fees relating to a miscellaneous proprietary software product.

            o Career expo fees, consisting of fees from employers that rent booths at our WorkWorld career expos.

            o Other, consisting of fees derived from single-ad job postings on www.hotjobs.com, banner advertising, which we sell on a monthly and extended-term basis, co-operative advertising revenue, barter revenue, and consulting and other Softshoe-related services, including system customization and resume scanning services, which we bill on a monthly and extended-term basis.

      We recognize revenue as follows:

            o Service fees. We provide subscriptions for membership to our employment exchange for a minimum term of three months. We recognize subscription revenue over the subscription term. We provide hosting services to Softshoe and Shoelace customers on a monthly basis, and we recognize hosting revenue in the month we provide the service.

            o Software license fees. We recognize software license fees ratably over the four-year estimated useful life of the software, in accordance with Statements of Position 97-2 and 98-9 issued by the American Institute of Certified Public Accountants.

            o Career expo fees. We recognize career expo fees in the month in which the career expo takes place.

            o Other. We recognize revenues related to these services over the period of delivery of service. Other revenues also include barter revenue, which consists of fees generated from exchanges of services with other vendors. We recognize barter revenue over the period that we receive the benefit.

            We classify our cost of revenues and operating expenses as follows:

            o Cost of revenues. Cost of revenues primarily consists of compensation and other costs associated with the operation of our www.hotjobs.com employment exchange, resume scanning services, depreciation expense and career expo expenses.

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

Results of Operations

The following table sets forth, for the periods indicated, our results of operations expressed as a percentage of revenues:

                                                Three Months Ended March 31,
                                               -----------------------------
                                                   2000             1999
                                                  ------           ------
  Revenues:
     Service fees..............................      76%              74%
     Software license fees.....................       1                3
     Career expo fees..........................       9                8
     Other.....................................      14               15
                                                   ----             ----
        Total revenues.........................     100              100
                 Cost of revenues..............      18               16
                                                   ----             ----
        Gross profit...........................      82               84

  Operating Expenses:
     Product development.......................       7                7
     Sales and marketing.......................     142              129
     General and administrative................      32               29
     Non-cash compensation.....................       3              ---
                                                   ----             ----
        Total operating expenses...............     184              165
                                                   ----             ----
           Loss from operations................    (102)             (81)
              Net interest income (expense)....      13               (3)
                                                   ----             ----
           Net loss............................     (89)%            (84)%
                                                   ====             ====

We have incurred substantial losses in every fiscal period since our inception. For the three months ended March 31, 2000, we incurred a net loss of approximately $12.3 million. As of March 31, 2000, we had an accumulated deficit of approximately $49.5 million. Our net loss and resulting accumulated deficit are primarily due to the costs we incurred to develop our online employment exchange and software products and to expand our sales and marketing programs.

We intend to devote significant resources to advertising and brand-marketing programs designed to attract new employers to subscribe to www.hotjobs.com and new job seekers to use the site. We anticipate increasing advertising spending in specific periods in the future. This may result in sales and marketing expenses increasing as a percentage of total revenues in these periods. As of March 31, 2000, we had commitments of approximately $22.6 million for various advertising campaigns through December 2002. These commitments include broadcasting, print, online and outdoor advertising.

We expect growth in the number of member employers of www.hotjobs.com to result in substantial growth in subscription fees. Our strategy contemplates that revenue from employer memberships will likely be the single largest source of revenue for us in the immediate future.

Deferred Compensation

We recorded deferred compensation net of options forfeited of approximately $7.5 million in the year ended December 31, 1999, and amortized approximately $2.0 million as non-cash compensation expense in 1999 and approximately $450,000 for the three months ended March 31, 2000. Deferred compensation represents the difference between the exercise price of stock options granted and the fair value for accounting purposes of the underlying common stock at the date of the grant. The remaining deferred compensation at March 31, 2000 of approximately $5.0 million will be amortized over the remaining vesting period of the options. We currently expect to amortize the remaining deferred compensation as follows:

    For the period:
    ---------------

    April through December 2000.........................            $1.3 million
    Full Year 2001......................................            $1.8 million
    Full Year 2002......................................            $1.4 million
    Full Year 2003......................................            $0.5 million


For the Three Months Ended March 31, 2000 and 1999

Revenues

Our total revenues increased to approximately $13.9 million for the three months ended March 31, 2000 from approximately $2.6 million for the three months ended March 31, 1999. The increase in our total revenues was due to increased revenue in all of our revenue categories.

Service Fees. Service fees increased to approximately $10.5 million for the three months ended March 31, 2000, from approximately $2.0 million for the three months ended March 31, 1999. This increase resulted primarily from an increase in the number of employers subscribing to www.hotjobs.com and, to a lesser extent, an increase in hosting fees generated by a larger number of licensees of our Softshoe software.

Software License Fees. Software license fees increased to approximately $151,000 for the three months ended March 31, 2000 from approximately $78,000 for the three months ended March 31, 1999. The increase resulted primarily from an increase in the number of companies that license our proprietary Softshoe software and the launch of our Shoelace software in 2000.

Career Expo Fees. Career expo fees increased to approximately $1.3 million for the three months ended March 31, 2000 from approximately $216,000 for the three months ended March 31, 1999. The increase resulted from an increase in the number of career expos held in 2000 versus 1999.

Other. Other revenues increased to approximately $2.0 million for the three months ended March 31, 2000, from approximately $395,000 for the three months ended March 31, 1999. Other revenues increased mainly as a result of increased single ad job postings, banner advertising and co-operative advertising.

Cost of Revenues

Cost of revenues increased to approximately $2.5 million for the three months ended March 31, 2000, from approximately $425,000 for the three months ended March 31, 1999. Cost of revenues as a percentage of revenues for the three months ended March 31, 2000 and 1999 were 18% and 16%, respectively. The increase in cost of revenues as a percentage of revenues in the three months ended March 31, 2000 compared to the same period in 1999 principally reflects the increased costs associated with the increased number of career expos. We incur higher marginal costs associated with career expo revenues than with our other revenue categories.

Operating Expenses

Product Development Expense. Product development expense increased to approximately $942,000 for the three months ended March 31, 2000 from approximately $178,000 in the three months ended March 31, 1999. The increase reflects our continuing efforts to enhance the content and features in our products and services and resulted primarily from increased salaries and related expenses associated with hiring additional technology personnel.

Sales and Marketing Expense. Sales and marketing expense increased to approximately $19.7 million for the three months ended March 31, 2000, from approximately $3.4 million for the three months ended March 31, 1999. As a percentage of revenues, sales and marketing increased to 142% for the three months ended March 31, 2000, from 129% for the three months ended March 31, 1999. The increase in sales and marketing expense was primarily due to our extensive "Hottest Hand on the Web" advertising campaign in the quarter ended March 31, 2000, which included two commercials in connection with the Super Bowl, print advertisements, online sponsorship and outdoor signage. In addition, sales and marketing expense increased due to the hiring of additional sales and marketing personnel.

General and Administrative Expense. General and administrative expense increased to approximately $4.5 million for the three months ended March 31, 2000, from approximately $778,000 for the three months ended March 31, 1999. General and administrative expense increased primarily due to increased salaries and related expenses associated with hiring additional administrative personnel.

Non-Cash Compensation Expense. We recorded approximately $450,000 of non-cash compensation expense for the three months ended March 31, 2000, which represents the amortization of a portion of the deferred compensation, net of options forfeited, recorded in 1999 in connection with stock options granted below the fair value for accounting purposes of the underlying common stock at the date of grant. Deferred compensation is amortized over the period during which the related options vest. The deferred compensation of approximately $5.0 million remaining at March 31, 2000 will be amortized over the remaining vesting period of the related options through August 2003.

Net Interest Income (Expense)

For the three months ended March 31, 2000, we recorded net interest income of approximately $1.9 million compared to approximately $68,000 of net interest expense for the three months ended March 31, 1999. Net interest income in the three months ended March 31, 2000 reflects the investment of our excess cash, which resulted from our initial public offering and our follow-on offering in the second half of 1999. Prior to the sale of the Series A Preferred Stock in May 1999, we were a net borrower of funds and had recorded net interest expense for the three months ended March 31, 1999.

Net Loss

We recorded a net loss of approximately $12.3 million for the three months ended March 31, 2000, compared to a net loss of approximately $2.2 million for the comparable period of 1999. For the three months ended March 31, 2000 and 1999, the basic and diluted net loss per common share was $0.39 and $0.11, respectively. The increase in the net loss for 2000 compared to 1999 was primarily attributable to the increased sales and marketing costs associated with building brand awareness and increased hiring in connection with the growth of HotJobs.com.

Liquidity and Capital Resources

Since inception, we have financed our activities primarily through funding from OTEC, Inc., an affiliate, lines of credit, cash from operations, the private placement of equity securities, our initial public offering and our follow-on public offering. Through May 1999, OTEC provided us with approximately $3.8 million to fund our operations. Effective May 10, 1999, we raised net proceeds, after deducting costs of the offering, of approximately $16.1 million from the sale of our Series A Preferred Stock in a private placement. On August 13, 1999 we completed the initial public offering of 3,000,000 shares of our common stock for gross proceeds of $24.0 million and net proceeds, after deducting costs of the offering, of approximately $20.6 million. On September 2, 1999, the underwriters exercised their over-allotment option to the extent of 350,000 shares, resulting in gross proceeds to us of $2.8 million, and net proceeds after deducting costs of the offering of approximately $2.6 million. On November 16, 1999, we completed a follow-on offering of 3,600,000 shares of our common stock for gross proceeds of $108.0 million, and net proceeds, after deducting costs of the offering, of approximately $102.1 million. On December 8, 1999, the underwriters exercised their over-allotment option of an additional 450,000 shares, resulting in gross proceeds to us of $13.5 million, and net proceeds, after deducting costs of the offering, of approximately $12.8 million.

Net cash used in operating activities was approximately $10.5 million for the three months ended March 31, 2000, and approximately $431,000 for the three months ended March 31, 1999. Net cash used in operating activities for both the three months ended March 31, 2000 and 1999 resulted primarily from our net loss, which mainly resulted from costs incurred to support our sales and marketing efforts and the increased personnel required to manage our growing operations, combined with a higher level of accounts receivable resulting from increased billings which was partially offset by increases in accounts payable and accrued expenses and deferred revenue.

Net cash used in investing activities was approximately $2.1 million for the three months ended March 31, 2000, compared to approximately $128,000 for the three months ended March 31, 1999. Net cash used in investing activities in the three months ended March 31, 2000 was primarily for the purchase of marketable securities of $73.1 million and for capital expenditures of approximately $4.5 million which were partially offset by proceeds of approximately $75.6 million from the sale of marketable securities. For the three months ended March 31, 1999 the net cash used in investing activities was solely for capital expenditures.

Net cash provided by financing activities was approximately $710,000 for the three months ended March 31, 2000, and approximately $651,000 for the three months ended March 31, 1999. Net cash provided by financing activities for the three months ended March 31, 2000 consisted primarily of proceeds of approximately $335,000 relating to the utilization of the remaining equipment line of credit, approximately $399,000 from the issuance of stock under the Employee Stock Purchase Plan and approximately $82,000 from the exercise of options which were partially offset by approximately $53,000 of repayment of a note and approximately $53,000 of capital lease payments. For the three months ended March 31, 1999, net cash provided by financing activities consisted primarily of an advance from OTEC.

As of March 31, 2000, we had approximately $76.5 million of cash and cash equivalents and approximately $47.7 million of marketable securities. As of March 31, 2000, we had approximately $2.2 million of availability under our existing line of credit, and our principal commitments consisted of approximately $22.6 million for various advertising campaigns through December 2002 and approximately $15.4 million of office lease commitments through December 2009. We believe that our existing cash and cash equivalents, marketable securities and available line of credit will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months. Our capital requirements will depend on a number of factors, including market acceptance of our products and services, the amount of our resources that we devote to our products and services and expansion of our operations and the amount of our resources we devote to promoting awareness of the HotJobs.com brand. Consistent with our growth, we have experienced a substantial increase in our sales and marketing expenses, capital expenditure and operating lease arrangements since inception, and we anticipate that these increases will continue for the foreseeable future. In addition, we will continue to evaluate possible investments in businesses, products and technologies, the consummation of any of which would increase our capital expenditures.

Although we currently believe that we have sufficient capital resources to meet our anticipated working capital and capital expenditure requirements beyond the next 12 months, unanticipated events and opportunities may require us to sell additional equity or debt securities, increase our current line of credit or establish new credit facilities to raise capital in order to meet our capital requirements. If we sell additional equity or convertible debt securities, the sale could dilute the ownership of our existing stockholders. If we issue debt securities, increase our credit facility or establish a new credit facility, our fixed obligations could increase and result in operating covenants that would restrict our operations. We cannot be sure that any such financing will be available in amounts or on terms acceptable to us.

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

We were incorporated and began generating revenues in February 1997. Accordingly, we have only a limited operating history for you to evaluate our business and prospects. As a new company, we face risks and uncertainties relating to our ability to successfully implement our strategy. You must consider the risks, expenses and uncertainties that an early stage company in new and rapidly evolving markets like ours faces. Some of these risks include:

o     ability to sustain historical revenue growth rates;

o     ability to increase awareness of our brand;

o     managing our expanding operations;

o     competition;

o     attracting, retaining and motivating qualified personnel;

o     maintaining our current, and developing new, strategic relationships;

o ability to anticipate and adapt to the changing Internet market and any changes in government regulation; and

o attracting and retaining a large number of member companies for our employment exchange and licenses for our hiring management software.

We also depend on the growing use of the Internet for recruiting purposes and on general economic conditions. If we cannot address these risks and uncertainties or are unable to execute our strategy, we may not be successful.

We have not been profitable, and we expect our losses to continue.

We have never been profitable. For the quarter ended March 31, 2000, we incurred a net loss of approximately $12.3 million. At March 31, 2000, we had an accumulated deficit of approximately $49.5 million. We expect to continue to lose money in the foreseeable future because we anticipate incurring significant expenses in connection with building awareness of the HotJobs.com brand, rapidly expanding our sales, technology and other personnel, developing strategic relationships and improving our products and services. We forecast our future expense levels based on our operating plans and our estimates of future revenues. We may find it necessary to accelerate expenditures relating to our sales and marketing, products and technology and expansion efforts or to otherwise increase our financial commitment to creating and maintaining brand awareness or developing our products. Although our revenues have grown in recent quarters, we cannot assure you that we will achieve sufficient revenues for profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to achieve or sustain profitability.

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

o     the timing and integration of acquisitions;

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

As a result of the factors listed above and because the online recruiting market is new and it is difficult to predict consumer demand, it is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. This could cause our stock price to decline. In addition, we plan to significantly increase our operating expenses to expand our sales and marketing, administration, consulting and training, maintenance and technical support and research and development groups. If revenues fall below our expectations in any quarter and we are unable to quickly reduce our spending in response, our operating results would be lower than expected and our stock price may fall.

Our business model is unproven and may not be adaptable to a changing market.

If we are not able to anticipate changes in the online recruiting market or if our business model is not successful, we may not be able to expand our business or to successfully compete with other companies, which could have a material adverse effect on our business, results of operations and financial condition. Our current business model depends on recurring revenue from employers using our Website and hosting fees associated with our hiring management software. Our revenue model and profit potential are unproven. If current employers decide to discontinue our service and we are unable to replace them with new employers, our revenues could decrease or grow at a slower rate than expected. It is possible that we will be required to further adapt our business model in response to additional changes in the online recruiting market or if our current business model is not successful.

We may not be able to obtain sufficient funds to grow our business and any additional financing may be on terms adverse to the interests of our stockholders.

Because we expect to generate losses for the foreseeable future, we do not expect that income from our operations will be sufficient to meet our needs. We may have to raise additional funds in the future in order to fund our anticipated growth, more aggressive marketing programs or the acquisition of complementary businesses, technologies and services. Obtaining additional financing will be subject to a number of factors including:

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

If we are unable to compete with traditional recruiting and job seeking methods, our revenues could be reduced. The future of our business is dependent on the acceptance by job seekers and employers of the Internet as an effective job seeking and recruiting tool. The online recruiting market is new and rapidly evolving, and we do not yet know how effective online recruiting is compared to traditional recruiting methods. The adoption of online recruiting and job seeking, particularly among those companies that have historically relied upon traditional recruiting methods, requires the acceptance of a new way of conducting business, exchanging information, advertising and applying for jobs. Many of our potential employer customers have little or no experience using the Internet as a recruiting tool, and only select segments of the job-seeking population have experience using the Internet to look for jobs. There can be no assurance that companies will allocate or continue to allocate portions of their budgets to Internet-based recruiting. As a result, we cannot be sure that we will be able to effectively compete with traditional recruiting and job seeking methods. If Internet-based recruiting is not widely accepted, our business, results of operations and financial condition could be materially adversely affected.

We will only be able to execute our business model if use of the Internet grows and its infrastructure is adapted to that growth.

If Internet usage does not continue to grow, we may not be able to meet our business objectives. Increased Internet usage will depend, in large part, upon the maintenance of the Web infrastructure, such as a reliable network backbone with necessary speed, data capacity and security, and timely development of enabling products, such as high speed modems, for providing reliable Web access and services and improved content. Internet usage may be inhibited by any of the following factors:

o the Internet infrastructure may not be able to support the demands placed on it, or its performance and reliability may decline as usage grows;

o Websites may not be able to provide adequate security and authentication of confidential information contained in transmissions over the Internet;

o The Internet industry may not be able to adequately respond to privacy concerns of potential users; and

o Government regulation may decrease the utility of the Internet for some purposes.

We cannot assure you that the Web infrastructure or Internet industry will be able to effectively respond to the demands placed on the Web by increased numbers of users, frequency of use or increased bandwidth requirements of users.

We may not be able to develop awareness of our brand name.

We believe that continuing to build and maintain awareness of our brand name is critical to achieving widespread acceptance of our business and to sustain or increase the number of employers and job seekers who use our Website. Brand recognition is a key differentiating factor among providers of online recruiting services, and we believe it could become more important as competition in the online recruiting market increases. In order to maintain and build brand awareness, we must succeed in our marketing efforts, provide high quality services and increase the number of high quality job seekers using www.hotjobs.com. If we fail to successfully protect, promote, position and maintain our HotJobs.com brand name, incur significant expenses in promoting our brand and fail to generate a corresponding increase in revenue as a result of our branding efforts, or encounter legal obstacles which prevent our continued use of our brand name, our business, results of operations and financial condition could be materially adversely affected.

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

      We may lose business if we fail to keep pace with rapidly changing technologies and customer needs. To remain competitive, we must continually improve the responsiveness, functionality and features of our products and services and develop other products and services that are attractive to job seekers and employers. If we are unable to timely and successfully develop and introduce new services, products and enhancements to existing products in response to our industry's changing technological requirements, our revenues could be materially adversely affected. New Internet-based services, products or enhancements which we have offered or may offer in the future may contain design flaws or other defects that could require extensive modifications or result in a loss of client confidence. In addition, our current technology may not meet the future technical requirements of employers. Trends that could have a critical impact on our success include:

o     rapidly changing technology in online recruiting;

o evolving industry standards, including both formal and de facto standards relating to online recruiting;

o     developments and changes relating to the Internet;

o     evolving government regulations;

o     competing products and services that offer increased functionality; and

o     changes in employer and job seeker requirements.

      We may lose job seekers because our Website content is not attractive to them. Our future growth depends in part on our ability to attract job seekers who are qualified for the jobs posted by our customers. This in turn depends in part on our ability to deliver original and compelling content to these job seekers. We cannot assure you that our content will be attractive to Internet users. We also cannot assure you that we will be able to anticipate, monitor and successfully respond to rapidly changing consumer tastes and preferences to continue to attract a sufficient number of Internet users to our Website. Internet users can freely navigate and instantly switch among a large number of Websites. In addition, many other Websites offer very specific, highly targeted content. These sites could have greater appeal than our Website to particular groups within our target audience.

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

In order to execute our business plan, we must continue to grow significantly. If we are not able to expand our operations in an efficient manner, our expenses could grow disproportionately to revenues or our revenues could decline or grow at a slower rate than expected, either of which could have a material adverse effect on our business, results of operations and financial condition. We have recently experienced a period of rapid growth that has placed considerable demands on our managerial, operational, financial and information system resources. We continue to increase the scope of our operations, and we have grown our workforce substantially. We had 76 employees as of March 31, 1999. At March 31, 2000, the number of employees had increased to 275. We expect that the number of our employees will continue to increase for the foreseeable future. Our growth is expected to result in increased responsibility for both existing and new management personnel. Our growth has placed, and our anticipated future growth combined with the requirements we face as a public company will continue to place, a significant strain on our management, operations, systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures, and will need to continue to expand, train and manage our workforce. Our success depends to a significant extent on the ability of our executive officers and other members of senior management to operate effectively both independently and as a group. We will also need to continue to expand and maintain close coordination among our products and technology, finance and administration and sales and marketing organizations. We cannot assure you that if we continue to grow, management will be effective in attracting and retaining additional qualified personnel, expanding our physical facilities, integrating acquired businesses or otherwise managing growth. We cannot assure you that our information systems, procedures or controls will be adequate to support our operations or that our management will be able to successfully offer our products and services and implement our business plan. Our future performance may also depend on our effective integration of acquired businesses. Any such integration, even if successful, may take a significant period of time and expense, and may place a significant strain on our resources. If we are not able to manage existing or anticipated growth, our business, results of operations and financial condition could be materially adversely affected.

Intense competition may render our services and products uncompetitive or obsolete.

The market for online recruiting solutions is intensely competitive and highly fragmented. We expect competition to continue to increase because the market poses no substantial barriers to entry. We believe that our ability to compete depends upon many factors both within and beyond our control, including the following:

o the timing and market acceptance of new solutions and enhancements to existing solutions developed either by us or our competitors;

o     our customer service and support efforts;

o     our sales and marketing efforts; and

o the ease of use, performance, price and reliability of solutions developed either by us or our competitors.

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

We may not be able to successfully execute our business plan in foreign markets. If revenue from international ventures is not adequate to cover our investment in those ventures, our total revenues could be materially adversely affected. We believe that expansion into international markets through a combination of internal business expansion, strategic alliances, joint ventures and potential acquisitions will be important to continue to grow our business. Our future international operations might not succeed for a number of reasons including:

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

o issues relating to uncertainties of laws and enforcement relating to the regulation and protection of intellectual property; and

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

We expect our growth to continue, in part, by acquiring complementary businesses, products, services or technologies. From time to time, we have had discussions with companies regarding our acquiring, or investing in, their businesses, products, services or technologies. We cannot assure you that we will be able to identify suitable acquisition or investment candidates. Even if we do identify suitable candidates, we cannot assure you that we will be able to make acquisitions or investments on commercially acceptable terms. Acquiring other businesses and technologies involves several risks, including:

o     availability of financing on terms we find acceptable;

o     diversion of our management's attention from other business concerns;

o     retention of key personnel of the acquired company;

o     entry into markets in which we have little or no direct prior experience;

o     inability to identify and acquire businesses on a cost-effective basis;

o inability to manage and integrate acquired personnel, operations, services, products and technologies into our organization effectively; and

o inability to retain and motivate key personnel and to retain the clients or goodwill of acquired entities.

In pursuing acquisitions, we may compete with competitors that may be larger and have greater financial and other resources than we have. Competition for these acquisition targets could result in increased prices. In addition, in executing our acquisition strategy, we may incur expenses without being able to identify suitable acquisition candidates, which could reduce our profitability. Furthermore, we may incur debt or issue equity securities to pay for any future acquisitions, which could have the effects described in "We may not be able to obtain sufficient funds to grow our business and any additional financing may be on terms adverse to the interests of our stockholders."

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

Because we host HotJobs.com-related data for many of our customers, we may be liable to any of those customers that experience losses due to our security failures. As a result, we may be required to expend capital and resources to protect against or to alleviate security breaches, which could reduce our profitability. A significant barrier to confidential communications over the Internet has been the need for security. We may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by these breaches. If unauthorized persons penetrate our network security, they could misappropriate proprietary information or cause interruptions in our services. Misappropriation of our and our customers' proprietary information or interruptions of our services could result in reduced visitor traffic and a loss of member employers. Reduced visitor traffic may result in fewer job seekers posting their resumes to our www.hotjobs.com employment exchange which, in turn, may discourage employers from subscribing to the employment exchange. We generate a substantial portion of our revenue from these subscription fees. Due to the possibility of liability related to data we host for our customers and the possibility of a resulting decrease in the number of job seekers and member employers, a breach of our network security could have a material adverse effect on our financial condition and results of operations.

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

If we lose the ability to access third party technology which we use, are unable to gain access to additional products or are unable to integrate new technology with our existing systems, we could experience delays in our development and introduction of new services and related products or enhancements until equivalent or replacement technology can be accessed, if available, or developed internally, if feasible. If we experience these delays, our revenues could be reduced or grow slower than expected and our business could be materially adversely affected. We license technology that is incorporated into our services and related products from third parties including Oracle Corporation for database technology and Thunderstone Software-EPI, Inc. for full-text indexing. In light of the rapidly evolving nature of Internet technology, we may increasingly need to rely on technology from these or other vendors. Technology from our current or other vendors may not continue to be available to us on commercially reasonable terms, or at all.

Potential year 2000 problems with our systems or software could cause delay or loss of revenue, diversion of resources or increased costs.

Many companies' computer systems, software products and control devices needed to be upgraded or replaced in order to operate properly in the year 2000 and beyond because of an inability to distinguish 21st century dates from 20th century dates.

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

Legal uncertainties and new regulations could increase our costs of doing business, require us to revise our products or services, prevent us from delivering our products and services over the Internet or slow the growth of the Internet, any of which could increase our expenses, reduce our revenues or cause our revenues to grow at a slower rate than expected and materially adversely affect our business, financial condition and results of operations. Laws and regulations directly applicable to Internet communications, commerce, recruiting and advertising are becoming more prevalent, and new laws and regulations are under consideration by the United States Congress and state legislatures. Any legislation enacted or restrictions arising from current or future government investigations or policy could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as a communications, commercial, recruiting and advertising medium. The laws governing the Internet, however, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. In addition to new laws and regulations being adopted, existing laws may be applied to the Internet. Moreover, the laws and the interpretation of laws concerning the recruiting industry are constantly changing. New and existing laws may cover issues which include:

o     user privacy;

o     civil rights, affirmative action and other employment claims;

o     consumer protection;

o     libel and defamation;

o     copyright, trademark and patent infringement;

o     trade secret protection;

o     rights of publicity and moral rights;

o     database protection;

o     domain name registration;

o     pricing controls;

o     characteristics and quality of products and services;

o     sales and other taxes; and

o     other claims based on the nature and content of Internet materials.

In addition, any imposition of state sales and use taxes on the products and services sold over the Internet may decrease demand for products and services that we sell over the Internet. The U.S. Congress passed legislation in 1998 which limits for three years the ability of states to impose any new taxes on Internet-based transactions. Failure by Congress to renew this legislation and the subsequent imposition of state taxes on Internet-based transactions could adversely affect our future operating results which could result in a decline in our stock price.

We may be unable to obtain a U.S. trademark registration for our brand or to protect our other proprietary intellectual property rights.

      Failure to obtain federal trademark registration for www.hotjobs.com could disrupt our promotion of the HotJobs.com brand. If we are unable to secure the rights to use the www.hotjobs.com mark and related derivative marks, a key element of our strategy of promoting "HotJobs.com" as a global brand could be disrupted. Our success depends to a significant degree upon the protection of our brands and their value, particularly the "HotJobs.com" brand name. We are also susceptible to others imitating our brands, particularly HotJobs.com. Our application to obtain a federal registration for "www.hotjobs.com." was approved by the U.S. Trademark Office and published for possible opposition by third parties on April 18, 2000. We cannot assure you that no opposition will be raised to our application. In addition, in May 1998, another pending trademark applicant, who has since abandoned its application, made claims regarding prior use and ownership of "hotjobs" as a trademark. Adverse outcomes to these or similar claims or any related litigation, should it occur, could result in us being limited or prohibited from further using the "www.hotjobs.com" mark and related derivative marks in the future.

      Failure to protect our intellectual property rights could permit others to appropriate our proprietary technology. The unauthorized reproduction or other misappropriation of our proprietary technology, including our Softshoe and Shoelace hiring management software, could enable third parties to benefit from our technology and brand name without paying us for them. If this were to occur, our revenues could be materially adversely affected and the value of our brand could be diminished. The steps we have taken to protect our proprietary rights may not be adequate to deter misappropriation of proprietary information. We may not be able to detect unauthorized use of our proprietary information or take appropriate steps to enforce our intellectual property rights. In addition, the validity, enforceability and scope of protection of intellectual property in Internet-related industries is uncertain and still evolving. The laws of other countries in which we market or may market our services in the future are uncertain and may afford little or no effective protection of our intellectual property. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive. The proceedings also could involve a high degree of risk.

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

The stock market in general and the market prices of shares in technology companies, particularly those such as ours that offer Internet-based products and services, have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. The market price of our common stock has fluctuated significantly in the past and could continue to be highly volatile and subject to wide fluctuations in response to many factors, some of which are largely beyond our control. These factors include:

o     quarterly variations in our results of operations;

o     adverse business developments;

o     changes in financial estimates by securities analysts;

o     investor perception of us and online recruiting services in general;

o     announcements by our competitors of new products and services; and

o     general economic conditions both in the U.S. and in foreign countries.

Our stock price may also experience fluctuations due to approximately $5.0 million in non-cash deferred compensation which we expect to amortize over the next four years.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or as a result of sales by our existing stockholders, or the perception that these sales could occur. We have and will continue to have a large number of shares of common stock outstanding and available for resale. These sales might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Unregistered shares of our common stock currently outstanding are or will become eligible for sale without registration pursuant to Rule 144 under the Securities Act, subject to certain conditions of Rule 144. Certain holders of our common stock also have certain demand and piggyback registration rights enabling them to register their shares under the Securities Act for sale.

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

Our executive officers and directors and entities affiliated with them, in the aggregate, beneficially own a majority of our common stock. These stockholders are able to exercise significant influence over all matters requiring approval by our stockholders, including the election of directors and the approval of significant corporate transactions, including a change of control of HotJobs.com. The interests of these stockholders may differ from the interests of our other stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. We are exposed to changes in interest rates primarily due to our investment in short-term marketable securities, which are comprised of US Treasury Bills and Dutch Auction Rate Securities with longer term maturities that generally reset at par every 35 days and may include municipal obligations, money market preferred stock and taxable debt. These investments are classified as available for sale securities and, therefore, any changes in the market's interest rates affect the value of the investment and such change in value is recorded as unrealized gains and losses. Our interest rate risk based on a hypothetical increase in interest rates of 100 basis points, for the financial instruments included in our portfolio, would be a decrease of approximately $95,000 in the value of our portfolio.

Market Risks. Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. As a result, we do not anticipate any material losses in this area.

                           Part II. Other Information

Item 1.  Legal Proceedings

From time to time, HotJobs.com is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights. HotJobs.com is not currently aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on its financial position or results of operations.

Item 2. Changes in Securities and Use of Proceeds

(a)   Not applicable.

(b)   Not applicable.

(c)   Recent Sales of Unregistered Securities:

      On February 29, 2000, we issued 500 unregistered shares of our common stock in connection with the purchase of Trademark registration number 2,053,800 for WorkWorld. This issuance was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to
      Section 4(2) thereof. The Company relied on the following criteria to make such exemption available: the number of offerees, the size and manner of the offering, the sophistication of the offerees and the availability of material information.

(d)   Use of Proceeds:

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

       As of March 31, 2000, we had used approximately $13.9 million of the net proceeds of the IPO. The remaining net proceeds will be used for general corporate purposes, including increasing our sales and marketing efforts;

       developing our infrastructure, products and services; obtaining additional office space; hiring additional personnel; and possible acquisitions.

Item 3.  Defaults By the Company on its Senior Securities

         Not applicable.

Item 4.  Results of Votes of Security Holders

         Not applicable.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)      The following exhibits are filed as part of this report:

   Number                       Description
--------------       -----------------------------------------------------------
    3.1*             Amended and Restated Certificate of Incorporation.
    3.2*             Amended and Restated Bylaws.
    4.1*             Specimen Common Stock certificate.
    4.2              Please see Exhibits 3.1 and 3.2 for provisions of the
                     certificate of incorporation and bylaws.
   21.1              Subsidiaries.
   27.1              Financial Data Schedule for the Period Ended March 31,
                     2000.

* Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-80367), as amended.

(b)      Reports on Form 8-K:

         Form 8-K dated and filed February 7, 2000, for the purpose of filing under Item 5--Other Events and Item 7--Financial Statements and Exhibits, a press release setting forth certain financial results of HotJobs.com for the three months and year ended December 31, 1999.

         Form 8-K dated March 9, 2000 and filed March 10, 2000, for the purpose of filing under Item 5--Other Events and Item 7--Financial Statements and Exhibits, a press release setting forth results of HotJobs.com's action against Digital City, Inc. and a letter from the Nineteenth Judicial Circuit of Virginia and Order dated March 8, 2000.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HOTJOBS.COM, LTD.
                                        (Registrant)


Dated:  May 12, 2000                   By:   \s\ John S. Rusak
                                          --------------------------
                                          John S. Rusak
                                          Vice President and Controller
                                          (Duly Authorized Officer and Principal
                                          Accounting Officer)