Form 10-Q
period 2000-06-30
HOTJOBS COM LTD
filed 2000-08-14
CIK 1087728

==============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 30, 2000
                                       or
            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                        Commission File Number: 000-26891

                                HOTJOBS.COM, LTD.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                              13-3931821
                 --------                              ----------
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)                Identification No.)

                         406 West 31st Street, 9th Floor
                            NEW YORK, NEW YORK 10001
                            ------------------------
              (Address of principal executive office) (Zip code)

                                (212) 699-5300
                                --------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of July 31, 2000, there were 36,141,977 shares of the registrant's common stock outstanding.

==============================================================================

                                HOTJOBS.COM, LTD.
                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION                                                              PAGE NUMBER
-------   ---------------------                                                              -----------

      Item 1.  Condensed Consolidated Financial Statements

               Condensed Consolidated Balance Sheets as of June 30, 2000
               (Unaudited) and December 31, 1999..................................                1

               Unaudited Condensed Consolidated Statements of Operations for the
               Three and Six Months Ended June 30, 2000 and 1999..................                2

               Unaudited Condensed Consolidated Statements of Cash Flows for the
               Six Months Ended June 30, 2000 and 1999............................                3

               Notes to Unaudited Condensed Consolidated Financial Statements.....                5

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations......................                9

      Item 3.  Quantitative and Qualitative Disclosures About Market
               Risk...............................................................               29



PART II.  OTHER INFORMATION
--------  -----------------

      Item 1.     Legal Proceedings...............................................               29

      Item 2.     Changes in Securities and Use of Proceeds.......................               29

      Item 3.     Defaults by the Company on its Senior Securities................               30

      Item 4.     Results of Votes of Security Holders............................               30

      Item 5.     Other Information...............................................               30

      Item 6.     Exhibits and Reports on Form 8-K................................               31

      Item 7.     Signature.......................................................               32

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                HOTJOBS.COM, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                               JUNE 30,        DECEMBER 31,
                                                                 2000              1999
                                                           ---------------    -------------
                                                            (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents ............................   $  52,374,784    $  88,372,658
   Marketable securities ................................      64,486,370       49,897,110
   Accounts receivable, net .............................      17,571,715        6,456,227
   Prepaid expenses and other current assets ............       4,189,588        2,744,041
                                                            -------------    -------------
          TOTAL CURRENT ASSETS ..........................     138,622,457      147,470,036
   Property and equipment, net ..........................      15,068,608        4,572,496
   Goodwill, net ........................................      43,272,411             --
   Other assets .........................................         825,652          498,720
                                                            -------------    -------------
          TOTAL ASSETS ..................................   $ 197,789,128    $ 152,541,252
                                                            =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Line of credit .......................................   $     333,333    $     166,293
   Accounts payable and accrued expenses ................      23,225,290        9,233,739
   Other current liabilities ............................       1,524,216          992,812
   Deferred revenue - current portion ...................      12,557,515        4,292,808
   Notes payable - current portion ......................         192,468          297,753
   Current installments of obligations under capital
   leases ...............................................         200,280          205,840
                                                            -------------    -------------
          TOTAL CURRENT LIABILITIES .....................      38,033,102       15,189,245
Line of credit, excluding current portion ...............         555,556          498,879
Deferred revenue, excluding current portion .............       1,511,104        1,080,544
Notes payable - non-current portion .....................            --             27,930
Obligations under capital leases, excluding current
   installments .........................................         119,413          216,479
                                                            -------------    -------------
          TOTAL LIABILITIES .............................      40,219,175       17,013,077

Stockholders' equity:
   Preferred stock, $0.01 par value, 10,000,000
      shares authorized, none issued and outstanding
      as of June 30, 2000 and December 31, 1999,
      respectively ......................................            --               --
   Common stock, $0.01 par value; 100,000,000 shares
      authorized; 35,887,756 and 31,344,419 shares
      issued and outstanding at June 30, 2000 and
      December 31, 1999, respectively ...................         358,878          313,444
Deferred compensation ...................................      (4,566,305)      (5,509,523)
Additional paid-in capital ..............................     221,818,638      177,952,759
Accumulated deficit .....................................     (60,012,499)     (37,219,056)
Accumulated other comprehensive loss ....................         (28,759)          (9,449)
                                                            -------------    -------------
          TOTAL STOCKHOLDERS' EQUITY ....................     157,569,953      135,528,175
                                                            -------------    -------------
Commitments and contingencies
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....   $ 197,789,128    $ 152,541,252
                                                            =============    =============


See accompanying notes to unaudited condensed consolidated financial statements.

                                HOTJOBS.COM, LTD.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                               THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                     JUNE 30,                         JUNE 30,
                                                          ----------------------------    ----------------------------
                                                               2000            1999            2000            1999
                                                          ------------    ------------    ------------    ------------

Revenues:
   e-Recruitment ......................................   $ 16,886,035    $  2,863,672    $ 28,164,252    $  4,747,786
   Software ...........................................      3,258,022         376,863       3,830,188         700,834
   Career expos .......................................      1,369,468         313,825       2,631,862         529,552
   Other ..............................................        836,514         230,345       1,603,347         455,642
                                                          ------------    ------------    ------------    ------------
           Total revenues .............................     22,350,039       3,784,705      36,229,649       6,433,814

Cost of revenues ......................................      4,429,476         565,955       6,926,336         991,117
                                                          ------------    ------------    ------------    ------------

          Gross profit ................................     17,920,563       3,218,750      29,303,313       5,442,697
                                                          ------------    ------------    ------------    ------------

Operating expenses:
   Product development ................................      2,212,925         239,031       3,155,334         416,647
   Sales and marketing ................................     19,897,298       4,233,599      39,579,912       7,649,139
   General and administrative .........................      5,496,307       1,494,600      10,016,554       2,273,000
   Non-cash compensation charge .......................        447,427         164,948         897,018         164,948
   Amortization of goodwill ...........................      2,100,602            --         2,100,602            --
                                                          ------------    ------------    ------------    ------------
          Total operating expenses ....................     30,154,559       6,132,178      55,749,420      10,503,734
                                                          ------------    ------------    ------------    ------------

Net interest income (expense) .........................      1,747,961          12,814       3,652,664         (55,273)
                                                          ------------    ------------    ------------    ------------
          Net loss ....................................   $(10,486,035)   $ (2,900,614)   $(22,793,443)   $ (5,116,310)
                                                          ============    ============    ============    ============

Deemed dividend attributable to issuance of convertible
   preferred  stock ...................................           --           566,129            --           566,129
                                                          ------------    ------------    ------------    ------------
Net loss attributable to common stock .................   $(10,486,035)   $ (3,466,743)   $(22,793,443)   $ (5,682,439)
                                                          ============    ============    ============    ============

Basic and diluted net loss per
   common share .......................................   $      (0.31)   $      (0.18)   $      (0.69)   $      (0.28)
                                                          ============    ============    ============    ============
Weighted average shares outstanding
   used in basic and diluted net loss per
   common share calculation ...........................     34,075,381      19,633,187      32,822,207      20,223,315
                                                          ============    ============    ============    ============




See accompanying notes to unaudited condensed consolidated financial statements.

                                HOTJOBS.COM, LTD.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          SIX MONTHS ENDED JUNE 30,
                                                                       -------------------------------
                                                                            2000              1999
                                                                       --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss ..........................................................   $ (22,793,443)   $  (5,116,310)
 Adjustments  to  reconcile  net  loss  to net
     cash used in operating activities:
     Depreciation and amortization .................................       3,789,113          229,445
     Provision for doubtful accounts ...............................       1,107,736          235,000
     Non-cash compensation .........................................         897,018          164,948
 Changes in operating assets and liabilities, net of effect of acquisitions:
     Accounts receivable ...........................................      (7,132,797)      (1,961,750)
     Prepaid expenses and other current assets .....................        (390,736)         162,877
     Accounts payable and accrued  expenses ........................       9,044,090        2,857,246
     Deferred revenue ..............................................       3,040,474          952,349
     Other .........................................................         124,752          215,283
                                                                       -------------    -------------
             NET CASH USED IN OPERATING ACTIVITIES .................     (12,313,793)      (2,260,912)
                                                                       -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures ...........................................     (10,405,729)        (997,688)
    Purchase of marketable securities ..............................    (167,845,000)            --
    Sale  of  marketable securities ................................     153,845,000             --
    Purchase of trademark ..........................................         (34,898)            --
    Cash acquired on acquisition, net of cash paid .................         663,971             --
    Note receivable ................................................        (400,000)            --
                                                                       -------------    -------------
             NET CASH USED IN INVESTING ACTIVITIES .................     (24,176,656)        (997,688)
                                                                       -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds  from  issuance of stock for the Employee Stock
             Purchase Plan .........................................         399,282             --
     Payment of note payable .......................................        (133,215)            --
     Proceeds from line of credit ..................................         334,825             --
     Repayment of line of credit ...................................        (111,108)            --
     Proceeds from exercise of options .............................         109,053             --
     Repurchase of common stock ....................................             --          (61,000)
     Repayment to affiliate ........................................             --       (3,784,900)
     Proceeds from issuance of redeemable convertible preferred
         stock .....................................................            --         16,200,000
     Principal payments under capital lease obligations ............        (102,626)         (81,213)
                                                                       -------------    -------------
              NET CASH PROVIDED BY FINANCING ACTIVITIES ............         496,211       12,272,887
                                                                       -------------    -------------
 EFFECT OF FOREIGN EXCHANGE RATES ON  CASH .........................          (3,636)            --
                                                                       -------------    -------------
              NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .     (35,997,874)       9,014,287
CASH AND CASH EQUIVALENTS AT BEGINNING OF  PERIOD ..................      88,372,658          167,004
                                                                       -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF  PERIOD ........................   $  52,374,784    $   9,181,291
                                                                       =============    =============

                                HOTJOBS.COM, LTD.
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid .............................................   $    64,143   $   123,209

NON-CASH TRANSACTIONS:
    Equipment acquired under capital leases ...................   $      --     $   457,126
    Barter transaction ........................................   $    25,000   $   252,500
    Stock issued for purchase of  trademark ...................   $    12,562   $      --
    Issuance of common stock and assumption of Resumix
       outstanding options in exchange for the capital stock of
       Resumix Inc., net of cash received and paid ............   $46,036,984   $      --

See accompanying notes to unaudited condensed consolidated financial statements.

                                HOTJOBS.COM, LTD.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1) DESCRIPTION OF BUSINESS

   HotJobs.com, Ltd. (the "Company") is a leading Internet-based recruiting solutions company. The Company's suite of products and services leverages the Internet to provide a direct exchange of information between job seekers and employers. The Company's employment exchange, WWW.HOTJOBS.COM, allows member employers access to a database of job seekers and a back-end system which provides recruiters with the tools to post, track and manage job openings in a real-time environment. The employment exchange also allows job seekers to identify, research, apply and evaluate job opportunities while enabling them to restrict access to their resumes. Headhunters are prohibited from using the employment exchange, ensuring direct contact between job seekers and member employers. The Company also offers its Resumix(R), Softshoe(R) and Shoelace(TM) proprietary hiring management software and provides employers with additional recruiting solutions such as WorkWorld(TM) career expos, online advertising and consulting services.

   The majority of the Company's revenues is recurring and is primarily derived from employer memberships to the Company's online employment exchange, WWW.HOTJOBS.COM. The Company operates in a highly competitive environment and inherent in the Company's business are various risks and uncertainties, including its limited operating history and unproven business model. The Company's success may depend in part upon the emergence of the Internet as a recruiting medium, prospective products and service development efforts and the acceptance of the Company's products and services by the marketplace.

   HotJobs.com, Ltd. was incorporated in the State of Delaware on February 20, 1997 (inception) as Hot Jobs, Inc. On September 23, 1998, Hot Jobs, Inc. changed its name to HotJobs.com, Ltd. On June 18, 1999, the Company established an international presence with the incorporation of HotJobs.com Pty. Limited in Australia. On December 15, 1999, HotJobs Canada Inc. was incorporated. On May 11, 2000, the Company acquired Resumix, Inc. ("Resumix") pursuant to which Resumix became a wholly-owned subsidiary of the Company.


2) ACQUISITION OF RESUMIX, INC.

   On May 11, 2000, the Company acquired 99.1% of the outstanding capital stock of Resumix for 3,560,019 shares of the common stock of the Company, of which 359,282 shares will be held in escrow for one year from the May 11, 2000 closing date pending satisfaction of certain conditions, and paid $392,456 to all other Resumix stockholders who were not "accredited stockholders," in exchange for the remaining 0.9% of the outstanding capital stock of Resumix. In addition, the Company assumed Resumix's existing stock option plans, resulting in the potential additional issuance of approximately 1.1 million shares of the Company's common stock upon the exercise of these options. The total purchase price for the acquisition, including approximately $1.7 million of acquisition expenses, was approximately $45.5 million. The excess of the purchase price over the fair value of the assets acquired of approximately $45.4 million has been recorded as goodwill and is being amortized on a straight-line basis over three years.

   Resumix is based in Sunnyvale, California and has developed artificial intelligence search capabilities for its recruiting software products. The acquisition has been accounted for by the purchase method and, accordingly, the results of operations of Resumix have been included in the Company's consolidated financial statements from May 11, 2000.

   The following unaudited pro forma financial information presents the combined results of operations of the Company and Resumix, as if the acquisition had occurred as of the beginning of the respective periods, after giving effect to certain adjustments, including the amortization of goodwill. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Resumix constituted a single entity during such period.

                    UNAUDITED PRO FORMA FINANCIAL INFORMATION
                       (IN MILLIONS EXCEPT PER SHARE DATA)



                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                                      JUNE 30,                     JUNE 30,
                                              ----------------------       -----------------------
                                                2000          1999           2000           1999
                                              --------      --------       --------       --------

Revenues ..................................   $   23.6      $   11.5       $   43.0       $   20.9
                                              ========      ========       ========       ========

Net loss ..................................   $  (16.1)     $   (8.9)      $  (33.1)      $  (16.9)
                                              ========      ========       ========       ========

Basic and diluted net loss per common share   $   (0.45)    $   (0.41)     $   (0.94)     $   (0.73)
                                              =========     =========      =========      =========

Weighted average shares outstanding used in
basic and diluted net loss per common share      35.6          23.2           35.4           23.8
                                              ========      ========       ========       ========



3) BASIS OF PRESENTATION

   The unaudited interim condensed consolidated financial statements of the Company as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999, included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

   In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2000, and the results of its operations for the three and six months ended June 30, 2000 and 1999 and its cash flows for the six months ended June 30, 2000 and 1999.

   The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 1999, and for the two years then ended and for the period from February 20, 1997 (inception) to December 31, 1999 and related notes included in the Company's Form 10-K filed with the Securities and Exchange Commission. Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

4) BUSINESS SEGMENT REPORTING

   The Company has determined that it does not have any separately reportable business segments.

5) RECENT ACCOUNTING PRONOUNCEMENTS

   The Company adopted SFAS No. 133 "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," as amended by SFAS No. 138, effective July 1, 2000, and determined that SFAS No. 133 will not have an effect on its results of operations and financial position. This statement is not required to be applied retroactively to financial statements of prior periods.

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

   In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS" ("SAB No. 101") which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will be required to adopt the accounting provisions of SAB No. 101, no later than the fourth quarter of 2000. The Company does not believe that the implementation of SAB No. 101 will have a significant effect on its results of operations.

6) LOAN AND SECURITY AGREEMENT

   On September 16, 1999, the Company entered into a Loan and Security Agreement with Silicon Valley Bank, which was subsequently modified on November 22, 1999 and May 17, 2000. The agreement consists of a $4,000,000 revolving line of credit and a $1,000,000 equipment line of credit. The revolving line of credit has a term of one year and bears interest at an annual rate of the bank's prime rate plus 75 basis points. Interest on the revolving line of credit is payable monthly and any principal outstanding is payable at the end of the term. The equipment line of credit has a term of 42 months and bears interest at an annual rate of the bank's prime rate plus 100 basis points. The Company was able to borrow under this equipment line of credit during the first six months of the term. Interest on the equipment line of credit is payable monthly and the principal is payable over 36 months commencing on April 1, 2000. As of June 30, 2000, the Company had $888,889 outstanding under the equipment line of credit and has available $2,200,000 of the $4,000,000 revolving line of credit as $1,800,000 of the revolving line of credit has been utilized to support a letter of credit issued in 1999 in connection with entering into a lease for new premises in New York.

7) NON-CASH COMPENSATION

   In connection with the granting of options in 1999, the Company recorded net deferred compensation of approximately $7.5 million. For financial reporting purposes, the deferred compensation is being amortized as non-cash compensation over the vesting period of the related options. Accordingly, the Company amortized $447,427 and $897,018 of deferred compensation as non-cash compensation for the three and six months ended June 30, 2000, respectively, and $164,948 of deferred compensation as non-cash compensation for both the three and six months ended June 30, 1999. The deferred compensation remaining at June 30, 2000 of approximately $4.6 million will be amortized as non-cash compensation over the remaining vesting period of the related options through August 2003. The following reflects the breakdown of the non-cash compensation charge by the other expense categories:

                NON-CASH COMPENSATION EXPENSE CATEGORY BREAKDOWN


                                  THREE MONTHS ENDED      SIX MONTHS ENDED
                                        JUNE 30,              JUNE 30,
                                 --------------------   --------------------
                                    2000       1999        2000      1999
                                  --------   --------   --------   --------

     Cost of revenues .........   $  5,536   $  1,925   $ 10,106   $  1,925
     Product development ......     61,720     23,653    123,441     23,653
     Sales and marketing ......     48,005     18,697     99,138     18,697
     General and administrative    332,166    120,673    664,333    120,673
                                  --------   --------   --------   --------
          TOTAL ...............   $447,427   $164,948   $897,018   $164,948
                                  ========   ========   ========   ========

8) EMPLOYEE STOCK PURCHASE PLAN

   On August 10, 1999, the Employee Stock Purchase Plan became effective. The plan is designed to comply with the requirements of Section 423 of the Internal Revenue Code. The plan allows eligible employees to purchase shares of common stock at 85% of the lower of the fair market value of the Company's common stock on the employee's entry date into the offering period or the fair market value on the semi-annual purchase date through periodic payroll deductions. As of June 30, 2000, a total of 191,282 shares of common stock were available for issuance under the plan.

   The plan has a series of successive offering periods, each with a maximum duration of 24 months. The initial offering period began on August 10, 1999 and will end on the last business day in July 2001. The next offering period will begin on the first business day in August 2001 and subsequent offering periods will be set by the Compensation Committee of the Company's Board of Directors.

   On January 31, 2000, the first purchase date under the plan, employees purchased 58,718 shares of the Company's common stock for $399,282 or $6.80 per share. As of June 30, 2000, employees have contributed $528,360 towards the next plan purchase date of July 31, 2000. The amount contributed to the plan by the employees is included in other current liabilities in the condensed consolidated balance sheet as of June 30, 2000.

9) COMMITMENTS AND CONTINGENCIES

   a) In January 2000, the Company entered into a five-year lease agreement for office space in Santa Monica, California, for total minimum lease payments of approximately $631,000.

   b) In February 2000, the Company entered into a four-year lease agreement for office space in Austin, Texas, for total minimum lease payments of approximately $434,000.

   c) As of July 1, 2000, the Company has commitments of approximately $13.7 million for various advertising campaigns through December 2001. These commitments include broadcasting, print, online and outdoor advertising.

10) BASIC AND DILUTED NET LOSS PER COMMON SHARE

   The Company computes net loss per share in accordance with SFAS No. 128, "COMPUTATION OF EARNINGS PER SHARE," and the SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. As the Company had a net loss in each of the periods presented, basic and diluted net loss per share is the same. Diluted net loss per share for the three and six months ended June 30, 2000 and 1999 does not include the effects of options to purchase shares of common stock, as the effect of their inclusion is anti-dilutive during each period.

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

   We are a leading provider of comprehensive recruiting solutions that leverage the Internet to exchange information more efficiently between job seekers and employers. The majority of our revenues is recurring and is derived primarily from employer memberships to our WWW.HOTJOBS.COM employment exchange. We also offer our Resumix, Softshoe and Shoelace proprietary hiring management software and provide additional recruiting solutions to employers such as our WorkWorld career expos, online advertising and consulting services.

   Founded in February 1997, we began operations with seven employees and we had grown to 494 employees as of June 30, 2000. Our early operating activities related primarily to the development of the necessary technological infrastructure for the operation of WWW.HOTJOBS.COM. In February 1997, we commercially launched our WWW.HOTJOBS.COM employment exchange. In September 1997, we began to license our Softshoe hiring management software. During 1998 and 1999, we experienced significant increases in our revenue from sales of memberships to our employment exchange and license and hosting fees for our Softshoe software. In early 1999, we introduced our WorkWorld career expos and expanded our marketing programs to increase awareness of the HotJobs.com brand. In May 2000, we acquired Resumix, which has developed artificial intelligence search capabilities for its recruiting software products. In 2000, we also launched our Shoelace turn-key hiring management software. Hosted by HotJobs.com, Shoelace delivers the same technology that powers the WWW.HOTJOBS.COM employment exchange on a private label version that can be used on any corporate website. In May 1999, we raised net proceeds of approximately $16.1 million in a private placement of our Series A Preferred Stock. In the third quarter of 1999, we raised net proceeds of approximately $23.2 million in our IPO and in the fourth quarter of 1999, we raised net proceeds of approximately $114.9 million in our follow-on public offering.

   We have reclassified our revenues as follows:

   o E-RECRUITMENT FEES, consisting of subscription fees paid by employers for membership to our WWW.HOTJOBS.COM employment exchange and fees derived from single-ad job postings on WWW.HOTJOBS.COM. We sell memberships to each employer on a per recruiter basis and bill the employer monthly, quarterly, semi-annually, annually or bi-annually. Membership entitles each recruiter to post a specific number of jobs on WWW.HOTJOBS.COM simultaneously. Single-ad job postings are billed when service is provided.

   o SOFTWARE FEES, consisting mainly of license and maintenance fees generated from customers of Resumix, license and hosting fees generated from Softshoe and Shoelace customers as well as license and hosting fees relating to a miscellaneous proprietary software product.

   o CAREER EXPO FEES, consisting of fees from employers that rent booths at our WorkWorld career expos.

   o OTHER, consisting of fees primarily derived from banner ads, co-operative advertising, consulting and barter advertising.

We recognize revenue as follows:

   o E-RECRUITMENT FEES. We provide subscriptions for membership to our employment exchange for a minimum term of three months. We recognize subscription revenue over the subscription term. We recognize single-ad job postings revenue over the period of delivery of service.

   o SOFTWARE FEES. We recognize Resumix software license fees upon the delivery of the software and Softshoe and Shoelace license fees ratably over the four-year estimated useful life of the software, in accordance with Statements of Position 97-2 and 98-9 issued by the American Institute of Certified Public Accountants. We provide maintenance and hosting services to our customers on a monthly basis, and we recognize revenues in the month we provide the service.

   o CAREER EXPO FEES. We recognize career expo fees in the month in which the career expo takes place.

   o OTHER. We recognize revenues related to these services over the period of delivery of service.

     We classify our cost of revenues and operating expenses as follows:

   o COST OF REVENUES. Cost of revenues primarily consists of compensation and other costs associated with the operation of our WWW.HOTJOBS.COM employment exchange as well as costs incurred to provide maintenance, hosting and training services for our software products and costs associated with operating our career expos.

   o PRODUCT DEVELOPMENT EXPENSE. Product development expense consists primarily of costs associated with the compensation of product development personnel. Our product development expenses constitute all of our research and development expenditures.

   o SALES AND MARKETING EXPENSE. Sales and marketing expense consists primarily of advertising and promotional expenses, sales and marketing compensation, including base salary and sales commissions, public relations expenses, conference expenses, printing fees, and telemarketing communications expenses. Sales commissions have remained relatively constant as a percentage of revenues, and we expect this to continue. However, the timing and magnitude of marketing initiatives have caused, and will continue to cause, fluctuations in sales and marketing expense as a percentage of revenues.

   o GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense consists primarily of compensation for administrative and executive staff, fees for professional services, bad debt expense and general office expense.

   RESULTS OF OPERATIONS

   The following table sets forth, for the periods indicated, our results of operations expressed as a percentage of revenues:


                                          THREE MONTHS ENDED  SIX MONTHS ENDED
                                               JUNE 30,           JUNE 30,
                                          ------------------ -------------------
                                            2000     1999     2000     1999
                                            ----     ----     ----     ----
Revenues:
  e-Recruitment fees ....................     75%      76%      78%      74%
  Software fees .........................     15       10       11       11
  Career expo fees ......................      6        8        7        8
  Other .................................      4        6        4        7
                                            ----     ----     ----     ----
    Total revenues ......................    100      100      100      100
  Cost of revenues ......................     20       15       19       15
                                            ----     ----     ----     ----
    Gross profit ........................     80       85       81       85

Operating Expenses:
  Product development ...................     10        6        9        7
  Sales and marketing ...................     89      112      109      119
  General and administrative ............     25       40       28       35
  Non-cash compensation .................      2        4        2        3
  Amortization of goodwill ..............      9     --          6     --
                                            ----     ----     ----     ----
    Total operating expenses ............    135      162      154      164
                                            ----     ----     ----     ----
      Loss from operations ..............    (55)     (77)     (73)     (79)
Net interest income (expense) ...........      8     --         10       (1)
                                            ----     ----     ----     ----
                       Net  loss ........    (47)%    (77)%    (63)%    (80)%
                                            ====     ====     ====     ====

   We have incurred substantial losses in every fiscal period since our inception. For the six months ended June 30, 2000, we incurred a net loss of approximately $22.8 million. As of June 30, 2000, we had an accumulated deficit of approximately $60 million. Our net loss and resulting accumulated deficit are primarily due to the costs we incurred to develop our online employment exchange and software products and to expand our sales and marketing programs.

   We intend to devote significant resources to advertising and brand-marketing programs designed to attract new employers to subscribe to WWW.HOTJOBS.COM and new job seekers to use the site. We anticipate increasing advertising spending in specific periods in the future. This may result in sales and marketing expenses increasing as a percentage of total revenues in these periods. As of June 30, 2000, we had commitments of approximately $13.7 million for various advertising campaigns through December 2001. These commitments include broadcasting, print, online and outdoor advertising.

   We expect growth in the number of member employers of WWW.HOTJOBS.COM to result in substantial growth in subscription fees. Our strategy contemplates that revenue from employer memberships will likely be the single largest source of revenue for us in the immediate future.

   DEFERRED COMPENSATION

   We recorded deferred compensation net of options forfeited of approximately $7.5 million in the year ended December 31, 1999, and amortized approximately $2.0 million as non-cash compensation expense in 1999 and approximately $897,000 for the six months ended June 30, 2000. Deferred compensation for accounting purposes represents the difference between the exercise price of stock options granted and the fair value of the underlying common stock at the date of the grant. The remaining deferred compensation at June 30, 2000 of approximately $4.6 million will be amortized over the remaining vesting period of the options. We currently expect to amortize the remaining deferred compensation as follows:

        FOR THE PERIOD:
        ---------------

         July through December 2000..........................      $0.9 million
         Full Year 2001......................................      $1.8 million
         Full Year 2002......................................      $1.4 million
         Full Year 2003......................................      $0.5 million

   FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

   REVENUES

   Our total revenues increased to approximately $22.4 million for the three months ended June 30, 2000 from approximately $3.8 million for the three months ended June 30, 1999. Our total revenues increased to approximately $36.2 million for the six months ended June 30, 2000, from approximately $6.4 million for the six months ended June 30, 1999. The increase in our total revenues was due to increased revenue in all of our revenue categories.

   E-RECRUITMENT FEES. e-Recruitment fees increased to approximately $16.9 million for the three months ended June 30, 2000, from approximately $2.9 million for the three months ended June 30, 1999, and to approximately $28.2 million for the six months ended June 30, 2000, from approximately $4.7 million for the six months ended June 30, 1999. The increases in both periods resulted primarily from an increase in the number of employers subscribing to WWW.HOTJOBS.COM and an increase in the number of single-ad postings as well as increased prices reflecting the implementation of price increases in 2000 for both subscriptions to WWW.HOTJOBS.COM and single-ad postings.

   SOFTWARE FEES. Software fees increased to approximately $3.3 million for the three months ended June 30, 2000 from approximately $377,000 for the three months ended June 30, 1999, and to approximately $3.8 million for the six months ended June 30, 2000, from approximately $701,000 for the six months ended June 30, 1999. The increase in both periods resulted primarily from the inclusion of approximately $2.6 million of Resumix revenues since May 11, 2000, the date of the acquisition, as well as from an increase in the number of companies that license our proprietary Softshoe software, the launch of our Shoelace software in 2000 and the increase in the related hosting fees.

   CAREER EXPO FEES. Career expo fees increased to approximately $1.4 million for the three months ended June 30, 2000 from approximately $314,000 for the three months ended June 30, 1999, and to approximately $2.6 million for the six months ended June 30, 2000, from approximately $530,000 for the six months ended June 30, 1999. The increase in both periods mainly resulted from an increase in the number of career expos held in 2000 versus 1999.

   OTHER. Other revenues increased to approximately $837,000 for the three months ended June 30, 2000, from approximately $230,000 for the three months ended June 30, 1999, and to approximately $1.6 million for the six months ended June 30, 2000 from approximately $456,000 for the six months ended June 30, 1999. Other revenues increased primarily as a result of increased banner and co-operative advertising revenues as well as increased consulting revenues.

   COST OF REVENUES

   Cost of revenues increased to approximately $4.4 million for the three months ended June 30, 2000 from approximately $566,000 for the three months ended June 30, 1999. For the six months ended June 30, 2000, cost of revenues increased to approximately $6.9 million from approximately $991,000 for the six months ended June 30, 1999. Cost of revenues as a percentage of revenues for the three months ended June 30, 2000 and 1999 were 20% and 15%, respectively. For the six months ended June 30, 2000 and June 30, 1999, cost of revenues as a percentage of revenue were 19% and 15%, respectively. The increase in cost of revenues as a percentage of revenues in the three and six month periods ended June 30, 2000 compared to the same periods in 1999 principally reflects the cost of revenues related to the Resumix products and increased costs associated with the increased number of career expos. We incur higher marginal costs on Resumix and career expo revenues than with our other revenue categories.

   OPERATING EXPENSES

   PRODUCT DEVELOPMENT EXPENSE. Product development expense increased to approximately $2.2 million for the three months ended June 30, 2000 from approximately $239,000 in the three months ended June 30, 1999. For the six months ended June 30, 2000, product development expense was approximately $3.2 million, compared to approximately $417,000 for the six months ended June 30, 1999. The increase in the three and six months ended June 30, 2000, compared to the same periods in 1999 reflects our continuing efforts to enhance the content and features in our products and services and resulted primarily from increased salaries and related expenses associated with hiring additional technology personnel as well as the inclusion of Resumix's product development cost since May 11, 2000.

   SALES AND MARKETING EXPENSE. Sales and marketing expense increased to approximately $19.9 million for the three months ended June 30, 2000 from approximately $4.2 million for the three months ended June 30, 1999. Sales and marketing expense increased to approximately $39.6 million for the six months ended June 30, 2000 from approximately $7.6 million for the six months ended June 30, 1999. The increase in sales and marketing expense was primarily due to our extensive advertising campaigns, which included television, outdoor signage, radio and online advertising. In addition, sales and marketing expense increased due to the hiring of additional sales and marketing personnel.

   GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased to approximately $5.5 million for the three months ended June 30, 2000, from approximately $1.5 million for the three months ended June 30, 1999. For the six months ended June 30, 2000, general and administrative expense increased to approximately $10.0 million from approximately $2.3 million for the six months ended June 30, 1999. General and administrative expense increased primarily due to increased administrative costs including salaries and related expenses associated with supporting the growth of the Company.

   NON-CASH COMPENSATION EXPENSE. We recorded approximately $447,000 and $897,000 of non-cash compensation expense for the three and six months ended June 30, 2000, respectively, versus approximately $165,000 for the three and six months ended June 30, 1999. This expense for accounting purposes represents the amortization of a portion of the deferred compensation, net of options forfeited, recorded in 1999 in connection with stock options granted below the fair value of the underlying common stock at the date of grant. Deferred compensation is amortized over the period during which the related options vest. The deferred compensation of approximately $4.6 million remaining at June 30, 2000 will be amortized over the remaining vesting period of the related options through August 2003.

   AMORTIZATION OF GOODWILL. The amortization of goodwill of approximately $2.1 million in the three and six months ended June 30, 2000 represents the amortization of the goodwill related to the Resumix acquisition. The total goodwill of approximately $45.4 million, which resulted from the acquisition of Resumix, will be amortized on a straight-line basis over three years.

   NET INTEREST INCOME (EXPENSE)

   For the three months ended June 30, 2000, we recorded net interest income of approximately $1.7 million compared to approximately $13,000 of net interest income for the three months ended June 30, 1999. Net interest income was approximately $3.7 million for the six months ended June 30, 2000, as compared to approximately $55,000 of net interest expense for the six months ended June 30, 1999. Net interest income in the three and six months ended June 30, 2000 reflects the investment of our excess cash, which resulted from our initial public offering and our follow-on offering in the second half of 1999. Net interest income for the three months ended June 30, 1999 reflects the investment of the cash received from the sale of the Series A Preferred Stock in May 1999. Net interest expense for the six months ended June 30, 1999 reflects the fact that prior to the sale of the Series A Preferred Stock in May 1999, we were a net borrower of funds.

   NET LOSS

   We recorded a net loss of approximately $10.5 million for the three months ended June 30, 2000, compared to a net loss of approximately $2.9 million for the three months ended June 30, 1999. For the three months ended June 30, 2000 and 1999, the basic and diluted net loss per common share was $0.31 and $0.18, respectively. For the six months ended June 30, 2000 and 1999, the net loss was approximately $22.8 million and $5.1 million respectively, or a basic and diluted net loss per common share of $0.69 and $0.28, respectively. The increase in the net loss for both periods of 2000 compared to 1999 was primarily attributable to the increased sales and marketing costs associated with building brand awareness and increased hiring to support and manage the growth of HotJobs.com.

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

   Net cash used in operating activities was approximately $12.3 million for the six months ended June 30, 2000, and approximately $2.3 million for the six months ended June 30, 1999. Net cash used in operating activities for both the six months ended June 30, 2000 and 1999 resulted primarily from our net loss, which mainly resulted from costs incurred to support our sales and marketing efforts and the increased personnel required to manage our growing operations, combined with a higher level of accounts receivable resulting from increased billings which was partially offset by increases in accounts payable and accrued expenses and deferred revenue.

   Net cash used in investing activities was approximately $24.2 million for the six months ended June 30, 2000, compared to approximately $998,000 for the six months ended June 30, 1999. Net cash used in investing activities in the six months ended June 30, 2000 was primarily for the purchase of marketable securities of $167.8 million and for capital expenditures of approximately $10.4 million which were partially offset by proceeds of approximately $153.8 million from the sale of marketable securities and approximately $664,000 of net cash acquired through the acquisition of Resumix, as the amount of cash on hand at Resumix at the time of the acquisition exceeded the amount of cash paid for the acquisition. For the three months ended June 30, 1999 the net cash used in investing activities was solely for capital expenditures.

   Net cash provided by financing activities was approximately $496,000 for the six months ended June 30, 2000, and approximately $12.3 million for the six months ended June 30, 1999. Net cash provided by financing activities for the six months ended June 30, 2000 consisted primarily of proceeds of approximately $335,000 relating to the utilization of the remaining equipment line of credit, approximately $399,000 from the issuance of stock under the Employee Stock Purchase Plan and approximately $109,000 from the exercise of options which were partially offset by approximately $133,000 of repayment of a note, approximately $111,000 of repayment of the line of credit and approximately $103,000 of capital lease payments. For the six months ended June 30, 1999, net cash provided by financing activities resulted mainly from the $16.2 million of proceeds which were raised in the private placement of Series A Preferred Stock which was partially offset by the repayment of advances of approximately $3.8 million to OTEC, Inc.

   As of June 30, 2000, we had approximately $52.4 million of cash and cash equivalents and approximately $64.5 million of marketable securities. As of June 30, 2000, we had approximately $2.2 million of availability under our existing line of credit, and our principal commitments consisted of approximately $13.7 million for various advertising campaigns through December 2001 and approximately $15.1 million of office lease commitments through December 2009. We believe that our existing cash and cash equivalents, marketable securities and available line of credit will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months. Our capital requirements will depend on a number of factors, including market acceptance of our products and services, the amount of our resources that we devote to our products and services and expansion of our operations and the amount of our resources we devote to promoting awareness of the HotJobs.com brand. Consistent with our growth, we have experienced a substantial increase in our sales and marketing expenses, capital expenditures and operating lease arrangements since inception, and we anticipate that these increases will continue for the foreseeable future. In addition, we will continue to evaluate possible investments in businesses, products and technologies, the consummation of any of which would increase our capital expenditures.

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

   o managing our expanding operations, including the integration of acquisitions;

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

  WE WILL FACE TECHNICAL, OPERATIONAL AND STRATEGIC CHALLENGES THAT MAY PREVENT
   US FROM SUCCESSFULLY INTEGRATING RESUMIX AND HOTJOBS.COM.

      Our acquisition of Resumix involves risks related to the integration and management of acquired technology, operations and personnel. The integration of HotJobs.com and Resumix will be a complex, time-consuming and expensive process and may disrupt our business if not completed in a timely and efficient manner. We must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices. We are in the process of combining our systems.

      We may encounter substantial difficulties, costs and delays in integrating the Resumix operations, including:

      o  Potential incompatibility of business cultures;

      o  Perceived adverse changes in business focus;

      o Potential conflicts in distribution, marketing or other important relationships; and

      o The loss of key employees and the diversion of management's attention from other ongoing business concerns.

   In addition, although we performed a legal and financial analysis of Resumix before we agreed to purchase Resumix, it is possible that our analysis did not uncover every risk inherent in acquiring the business of another company. Although the shareholders of Resumix have agreed to indemnify us for the losses arising from some of these risks, the indemnification does not cover all losses, and may be inadequate to cover losses that are indemnified. In such event, it is likely we would not realize the expected benefits of the acquisition and our stock price could decline.

   WE HAVE NOT BEEN PROFITABLE, AND WE EXPECT OUR LOSSES TO CONTINUE.

   We have never been profitable. For the quarter ended June 30, 2000, we incurred a net loss of approximately $10.5 million. At June 30, 2000, we had an accumulated deficit of approximately $60.0 million. We expect to continue to lose money in the foreseeable future because we anticipate incurring significant expenses in connection with building awareness of the HotJobs.com brand, rapidly expanding our sales, technology and other personnel, developing strategic relationships and improving our products and services. We forecast our future expense levels based on our operating plans and our estimates of future revenues. We may find it necessary to accelerate expenditures relating to our sales and marketing, products and technology and expansion efforts or to otherwise increase our financial commitment to creating and maintaining brand awareness or developing our products. Although our revenues have grown in recent quarters, we cannot assure you that we will achieve sufficient revenues for profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to achieve or sustain profitability.

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

   o  the timing and integration of acquisitions;

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

   OUR BUSINESS MODEL IS UNPROVEN AND MAY NOT BE ADAPTABLE TO A CHANGING MARKET.

   If we are not able to anticipate changes in the online recruiting market or if our business model is not successful, we may not be able to expand our business or to successfully compete with other companies, which could have a material adverse effect on our business, results of operations and financial condition. Our current business model depends on recurring revenue from employers using our Website and hosting and maintenance fees associated with our hiring management software. In addition, our acquisition of Resumix will increase the portion of our revenue derived from maintenance and sales of hiring management software. Our revenue model and profit potential are unproven. If current employers decide to discontinue any of our services and we are unable to replace them with new employers, our revenues could decrease or grow at a slower rate than expected. It is possible that we will be required to further adapt our business model in response to additional changes in the online recruiting market or if our current business model is not successful.

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

   ECONOMIC FLUCTUATIONS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

   The level of economic activity and employment in the United States and abroad may significantly and adversely affect demand for our services. When economic activity slows, many companies hire fewer permanent employees. A recession could cause employers to reduce or postpone their recruiting efforts generally, and their online recruiting efforts in particular. Therefore, a significant economic downturn or recession, especially in regions or industries where our operations are heavily concentrated, could have a material adverse effect on our business, financial condition and operating results. Further, we may face increased pricing pressures during such periods. There can be no assurance that during these periods our results of operations will not be adversely affected.

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

   WE MAY NOT BE ABLE TO SUCCESSFULLY INTRODUCE NEW OR ENHANCED PRODUCTS AND SERVICES.

   The failure of any new or enhanced products and services to achieve market acceptance and generate revenue could result in a material adverse effect on our revenues. In connection with the Resumix acquisition, we acquired several products that will be offered separately and that will also be integrated into our existing products and services. We may experience difficulty in marketing these products in conjunction with our products and services and integrating these products with our existing product and service offerings. We expect to introduce enhanced products and services in order to generate additional revenues, attract and retain more employers, attract more job seekers to our Website and respond to competition. Any new or enhanced product or service we introduce that is not favorably received could damage our reputation and the perception of our brand name.

         WE MAY LOSE BUSINESS IF WE FAIL TO KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGIES AND CUSTOMER NEEDS. To remain competitive, we must continually improve the responsiveness, functionality and features of our products and services and develop other products and services that are attractive to job seekers and employers. If we are unable to timely and successfully develop and introduce or acquire new services, products and enhancements to existing products in response to our industry's changing technological requirements, our revenues could be materially adversely affected. New Internet-based services, products or enhancements that we have offered or may offer in the future may contain design flaws or other defects that could require extensive modifications or result in a loss of client confidence. In addition, our current technology may not meet the future technical requirements of employers. Trends that could have a critical impact on our success include:

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

   OUR BUSINESS AND GROWTH WILL SUFFER IF WE ARE UNABLE TO HIRE AND RETAIN HIGHLY SKILLED PERSONNEL.

   If we are unable to hire and retain highly skilled personnel, our growth may be restricted, the quality of our products and services reduced and our revenues may be reduced or grow at a slower rate than expected. Our future success depends on our ability to attract, train, motivate and retain highly skilled employees. In connection with the Resumix acquisition, we greatly increased the number of our employees. We have experienced and expect that we will continue to experience some attrition in these employees. Competition for highly skilled employees is intense, particularly in the Internet industry. We may be unable to retain our skilled employees or attract, assimilate and retain other highly skilled employees in the future. We have from time to time in the past experienced, and we may experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

   WE MAY NOT BE ABLE TO EFFECTIVELY MANAGE OUR EXPANDING OPERATIONS.

   In order to execute our business plan, we must continue to grow significantly. If we are not able to expand our operations in an efficient manner, our expenses could grow disproportionately to revenues or our revenues could decline or grow at a slower rate than expected, either of which could have a material adverse effect on our business, results of operations and financial condition. We have recently experienced a period of rapid growth that has placed considerable demands on our managerial, operational, financial and information system resources. We continue to increase the scope of our operations, and we have grown our workforce substantially. We had 107 employees as of June 30, 1999. At June 30, 2000, the number of employees had increased to 494, including the Resumix acquisition. We expect that the number of our employees will continue to increase for the foreseeable future. Our growth is expected to result in increased responsibility for both existing and new management personnel. Our growth has placed, and our anticipated future growth combined with the requirements we face as a public company will continue to place, a significant strain on our management, operations, systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures, and will need to continue to expand, train and manage our workforce. Our success depends to a significant extent on the ability of our executive officers and other members of senior management to operate effectively both independently and as a group. We will also need to continue to expand and maintain close coordination among our products and technology, finance and administration and sales and marketing organizations. We cannot assure you that if we continue to grow, management will be effective in attracting and retaining additional qualified personnel, expanding our physical facilities, integrating acquired businesses or otherwise managing growth. We cannot assure you that our information systems, procedures or controls will be adequate to support our operations or that our management will be able to successfully offer our products and services and implement our business plan. Our future performance may also depend on our effective integration of additional acquired businesses. Any such integration, even if successful, may take a significant period of time and expense, and may place a significant strain on our resources. If we are not able to manage existing or anticipated growth, our business, results of operations and financial condition could be materially adversely affected.

   INTENSE COMPETITION MAY RENDER OUR SERVICES AND PRODUCTS UNCOMPETITIVE OR OBSOLETE.

   The market for online recruiting solutions is intensely competitive and highly fragmented. We expect competition to continue to increase because there are no substantial barriers to entry. We believe that our ability to compete depends upon many factors both within and beyond our control, including the following:

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

   We believe that there will be rapid business consolidation in the online recruiting industry. In recent months, several of our competitors have either completed or announced acquisitions. Accordingly, new competitors may emerge and rapidly acquire significant market share. In addition, new technologies will likely increase the competitive pressures that we face. The development or acquisition of competing technologies by market participants or the emergence of new industry standards may adversely affect our revenues and ultimately our competitive position.

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

   WE WILL ONLY BE ABLE TO EXECUTE OUR BUSINESS MODEL IF USE OF THE INTERNET GROWS AND ITS INFRASTRUCTURE IS ADAPTED TO THAT GROWTH.

   If Internet usage does not continue to grow, we may not be able to meet our business objectives. Increased Internet usage will depend, in large part, upon the maintenance of the Web infrastructure, such as a reliable network backbone with necessary speed, data capacity and security, and timely development of enabling products, such as high-speed modems, for providing reliable Web access and services and improved content. Internet usage may be inhibited by any of the following factors:

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

   A FAILURE TO ESTABLISH AND MAINTAIN PARTNERSHIPS AND ALLIANCES WITH OTHER WEB PROPERTIES COULD LIMIT THE GROWTH OF OUR BUSINESS.

   We have entered into, and expect to continue to enter into, arrangements with third parties to increase our member base, bring traffic to our Website and enhance the HotJobs.com brand. If any of our current agreements are terminated, we cannot assure you that we will be able to replace the terminated agreement with an equally beneficial arrangement. We also cannot assure you that we will be able to renew any of our current agreements when they expire or, if we are, that we will be able to do so on acceptable or favorable terms. We also do not know whether we will be successful in entering into additional partnerships and alliances or that any relationships, if entered into, will be on terms favorable to us.

   In late 1999, we brought an action for enforcement of an agreement between Digital City, Inc. and us. The action has been resolved pursuant to a settlement agreement. The settlement is not expected to have a material effect on our business.

   LOSS OF ANY OF OUR KEY MANAGEMENT PERSONNEL COULD NEGATIVELY IMPACT OUR BUSINESS.

   The loss or departure of any of our officers or key employees could materially adversely affect our ability to implement our business plan and could lower our revenues or cause our revenues to grow at a slower rate than expected. In addition, our ability to retain the key employees of Resumix will be important to the successful integration of Resumix and HotJobs.com. Our future success depends to a significant extent on the continued service and coordination of our management team, particularly Richard S. Johnson, our President and Chief Executive Officer. We do not maintain key person insurance for any member of our management team. In addition, certain members of our management team, including our Chief Financial Officer, as well as the Resumix management team, have joined us within the last year. These individuals have not previously worked together and are becoming integrated into our management team. If our key management personnel are not able to work together effectively or successfully, our business could be materially adversely affected. In addition, if one or more key employees join a competitor or form a competing company, though we have non-competition agreements with each of our key employees, we may lose existing or potential clients, which could have a material adverse effect on our business, results of operations and financial condition. Though we have confidentiality agreements with each of our employees, if we were to lose a key employee, we cannot assure you that we would be able to prevent the unauthorized disclosure or use of our procedures, practices, new product development or client lists.

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

   WE MAY NOT BE ABLE TO SUCCESSFULLY MAKE ACQUISITIONS OF OR INVESTMENTS IN OTHER COMPANIES.

   We expect our growth to continue, in part, by acquiring additional complementary businesses, products, services or technologies. From time to time, we have had discussions with companies regarding our acquiring, or investing in, their businesses, products, services or technologies. We cannot assure you that we will be able to identify suitable acquisition or investment candidates. Even if we do identify suitable candidates, we cannot assure you that we will be able to make acquisitions or investments on commercially acceptable terms. Acquiring other businesses and technologies involves several risks, including:

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

   Any system failure, including network, software or hardware failure, that causes an interruption in the delivery of our products and services or a decrease in responsiveness of our services could result in reduced visitor traffic, reduced revenue and could materially adversely affect our reputation and brand. Our servers and software must be able to accommodate a high volume of traffic. We have experienced system interruptions in the past, and we believe that these interruptions will continue to occur from time to time in the future. We believe that visitor traffic is also dependent on the timing and magnitude of our advertising. We have experienced monthly fluctuations in visitor traffic, including short-term reductions. Any substantial increase in demands on our servers will require us to expand and adapt our network infrastructure. If we are unable to add additional software and hardware to accommodate increased demand, we could experience unanticipated system disruptions and slower response times. Any catastrophic failure at one of our co-location facilities could prevent us from serving our Web traffic for up to several days, and any failure of one or more of our Internet service providers may adversely affect our network's performance. Our clients may become dissatisfied by any system failure that interrupts our ability to provide our products and services to them or results in slower response times. Our insurance may not adequately compensate us for any losses that may occur due to any failures in our system or interruptions in our service.

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

   COMPUTER VIRUSES MAY CAUSE OUR SYSTEMS TO INCUR DELAYS OR INTERRUPTIONS, WHICH COULD REDUCE DEMAND FOR OUR SERVICE AND DAMAGE OUR REPUTATION.

   Computer viruses may cause our systems to incur delays or other service interruptions and could damage our reputation and have a material adverse effect on our business, financial condition and results of operations. In June 1999, we detected a virus on a file server that supports our office equipment. The inadvertent transmission of computer viruses could expose us to a material risk of loss or litigation and possible liability. Moreover, if a computer virus affecting our system is highly publicized, our reputation could be materially damaged and our visitor traffic may decrease. Any of these events could have a material adverse effect on our revenues.

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

                       RISKS RELATED TO LEGAL UNCERTAINTY

   WE MAY BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATIONS AND LEGAL UNCERTAINTIES AFFECTING THE INTERNET THAT COULD ADVERSELY AFFECT OUR BUSINESS.

   Legal uncertainties and new regulations could increase our costs of doing business, require us to revise our products or services, prevent us from delivering our products and services over the Internet or slow the growth of the Internet, any of which could increase our expenses, reduce our revenues or cause our revenues to grow at a slower rate than expected and materially adversely affect our business, financial condition and results of operations. Laws and regulations directly applicable to Internet communications, commerce, recruiting and advertising are becoming more prevalent, and new laws and regulations are under consideration by the United States Congress and state legislatures. Any legislation enacted or restrictions arising from current or future government investigations or policy could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as a communications, commercial, recruiting and advertising medium. The laws governing the Internet, however, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. In addition to new laws and regulations being adopted, existing laws may be applied to the Internet. Moreover, the laws and the interpretation of laws concerning the recruiting industry are constantly changing. New and existing laws may cover issues that include:

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

   WE MAY BE UNABLE TO OBTAIN A U.S. TRADEMARK REGISTRATION FOR OUR BRAND OR TO PROTECT OUR OTHER PROPRIETARY INTELLECTUAL PROPERTY RIGHTS.

         FAILURE TO OBTAIN FEDERAL TRADEMARK REGISTRATION FOR WWW.HOTJOBS.COM COULD DISRUPT OUR PROMOTION OF THE HOTJOBS.COM BRAND. If we are unable to secure the rights to use the WWW.HOTJOBS.COM mark and related derivative marks, a key element of our strategy of promoting "HotJobs.com" as a global brand could be disrupted. Our success depends to a significant degree upon the protection of our brands and their value, particularly the "HotJobs.com" brand name. We are also susceptible to others imitating our brands, particularly HotJobs.com. Our application to obtain a federal registration for "www.hotjobs.com." was approved by the U.S. Trademark Office and published for possible opposition by third parties on April 18, 2000. A domain name registrant claiming that trademark registration could cause it damage subsequently filed an opposition. We will vigorously contest the opposition and believe we have strong arguments to prevail. Nevertheless, we cannot assure you of the result. In addition, in May 1998, another pending trademark applicant, who has since abandoned its application, made claims regarding prior use and ownership of "hotjobs" as a trademark. Adverse outcomes to these or similar claims or any related litigation, should it occur, could result in us being limited or prohibited from further using the "www.hotjobs.com" mark and related derivative marks in the future.

         FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS COULD PERMIT OTHERS TO APPROPRIATE OUR PROPRIETARY TECHNOLOGY. The unauthorized reproduction or other misappropriation of our proprietary technology, including our hiring management software, could enable third parties to benefit from our technology and brand name without paying us for them. If this were to occur, our revenues could be materially adversely affected and the value of our brand could be diminished. The steps we have taken to protect our proprietary rights may not be adequate to deter misappropriation of proprietary information. We may not be able to detect unauthorized use of our proprietary information or take appropriate steps to enforce our intellectual property rights. In addition, the validity, enforceability and scope of protection of intellectual property in Internet-related industries is uncertain and still evolving. The laws of other countries in which we market or may market our services in the future are uncertain and may afford little or no effective protection of our intellectual property. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive. The proceedings also could involve a high degree of risk.

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

   WE MAY BE LIABLE AS A RESULT OF INFORMATION RETRIEVED FROM OR TRANSMITTED OVER THE INTERNET.

   We may be sued for defamation, civil rights infringement, negligence, copyright or trademark infringement, personal injury, product liability or other legal claims relating to information that is published or made available on WWW.HOTJOBS.COM and the other sites linked to it. These types of claims have been brought, sometimes successfully, against online services in the past. We could also be sued for the content that is accessible from WWW.HOTJOBS.COM and through links to other Internet sites or through content and materials that may be posted by members in chat rooms or on bulletin boards. In addition, clients use our hiring management software to evaluate and make decisions on the resumes of applicants. In the event that one of our clients was sued alleging employment discrimination, we could be named in that lawsuit. We also offer email services, which may subject us to potential risks, such as liabilities or claims resulting from unsolicited email or spamming, lost or misdirected messages, security breaches, illegal or fraudulent use of email or interruptions or delays in email service. Our insurance does not specifically provide for coverage of these types of claims and therefore may not adequately protect us against these types of claims. In addition, we could incur significant costs in investigating and defending such claims, even if we ultimately are not liable. If any of these events occur, our revenues could be materially adversely affected.

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

   o announcements by our competitors of new products and services or acquisitions; and

   o  general economic conditions both in the U.S. and in foreign countries.

   Our stock price may also experience fluctuations due to approximately $4.6 million in non-cash deferred compensation that we expect to amortize through August 2003.

   SINCE OUR STOCK PRICE IS VOLATILE, WE MAY BECOME SUBJECT TO SECURITIES LITIGATION THAT IS EXPENSIVE AND COULD RESULT IN A DIVERSION OF RESOURCES.

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

   FUTURE SALES OF OUR COMMON STOCK MAY NEGATIVELY AFFECT OUR STOCK PRICE.

   The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or as a result of sales by our existing stockholders, or the perception that these sales could occur. We have and will continue to have a large number of shares of common stock outstanding and available for resale. These sales might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Unregistered shares of our common stock currently outstanding are or will become eligible for sale without registration pursuant to Rule 144 under the Securities Act, subject to certain conditions of Rule 144. We are obligated to file a registration statement for the resale of 3,560,019 shares of our common stock on or before August 31, 2000, and certain of our existing stockholders have piggyback registration rights with respect to such registration statement. We cannot be certain when or if those shares will be sold. Sales of substantial numbers of these shares could depress the price of our common stock. Certain other holders of our common stock also have certain demand and piggyback registration rights enabling them to register their shares under the Securities Act for sale.

   IT MAY BE DIFFICULT FOR A THIRD PARTY TO ACQUIRE HOTJOBS.COM, WHICH COULD DEPRESS OUR STOCK PRICE.

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

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   INTEREST RATE RISK. We are exposed to changes in interest rates primarily due to our investment in short-term marketable securities, which are comprised of cash, US Treasury Bills, Taxable Discount Commercial Paper and Dutch Auction Rate Securities with longer term maturities that generally reset at par every 35 days and may include municipal obligations, money market preferred stock and taxable debt. These investments are classified as available for sale securities and, therefore, any changes in the market's interest rates affect the value of the investment and such change in value is recorded as unrealized gains and losses. Our interest rate risk based on a hypothetical increase in interest rates of 100 basis points, for the financial instruments included in our portfolio, would be a decrease of approximately $82,000 in the value of our portfolio.

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

   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

   (a) Not applicable.

   (b) Not applicable.

   (c) Recent Sales of Unregistered Securities:

   On May 11, 2000, we issued 3,560,019 unregistered shares of our common stock, of which 359,282 will be held in escrow for one year from May 11, 2000 pending satisfaction of certain conditions, in connection with the acquisition of Resumix, Inc. This issuance was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Rule 506 promulgated thereunder. The Company relied on the following criteria to make such exemption available: the number of offerees, the size and manner of the offering, the sophistication of the offerees and the availability of material information. We have an obligation to file a shelf registration statement with the Commission with respect to these shares no later than August 31, 2000.

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

   As of June 30, 2000, we had used approximately $21.2 million of the net proceeds of the IPO. The remaining net proceeds will be used for general corporate purposes, including increasing our sales and marketing efforts; developing our infrastructure, products and services; obtaining additional office space; hiring additional personnel; and possible acquisitions.

   ITEM 3.  DEFAULT BY THE COMPANY ON ITS SENIOR SECURITIES

         Not applicable.

   ITEM 4.  RESULTS OF VOTE OF SECURITY HOLDERS

   We held our 2000 Annual Meeting of Stockholders on May 17, 2000. At that meeting, the stockholders approved the following proposals: (i) election of John G. Murray and Kevin P. Ryan as Class I directors to serve on the Board of Directors until the 2003 Annual Meeting of Stockholders, (ii) amendment of HotJobs.com's 1999 Stock Option/Stock Issuance Plan (the "Option Plan") to automatically increase the number of shares of common stock authorized for issuance over the term of the Option Plan on the first trading day in January each year, beginning in calendar year 2001, by an amount equal to 3% of the shares of common stock outstanding on the last trading day of the immediately preceding calendar year, subject to a maximum annual increase of 1,500,000 shares; (iii) amendment of HotJobs.com's Employee Stock Purchase Plan (the "Purchase Plan") to automatically increase the number of shares of common stock authorized for issuance over the term of the Purchase Plan on the first trading day in January each year, beginning in calendar year 2001, by an amount equal to 1% of the shares of common stock outstanding on the last trading day of the immediately preceding calendar year, subject to a maximum annual increase of 500,000 shares, and (iv) selection of KPMG LLP as independent auditors of HotJobs.com for the fiscal year ending December 31, 2000.

   There were 28,239,878 votes cast for and 437,836 votes withheld in connection with the election of each of John G. Murray and Kevin P. Ryan as Class I Directors. The term of office of each other director whose term of office continued after the meeting is as follows: the term of office of each of Messrs. Stephen W. Ellis and John A. Hawkins expires at the 2001 Annual Meeting of Stockholders and the term of office of each of Messrs. Richard S. Johnson, Dimitri J. Boylan and Philip Guarascio expires at the 2002 Annual Meeting of Stockholders. There were 19,728,719 votes cast for, 5,501,412 votes cast against and 1,804,536 abstentions in connection with the amendment of the Option Plan. There were 24,295,554 votes cast for, 935,016 votes cast against and 1,804,097 abstentions in connection with the amendment of the Purchase Plan. There were 28,674,305 votes cast for, 1,616 votes cast against and 1,793 abstentions in connection with the selection of KPMG LLP as independent auditors.

   ITEM 5.  OTHER INFORMATION

         Not applicable.

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this report:

     NUMBER                                 DESCRIPTION
    ----------    -------------------------------------------------------------
      3.1*        Amended and Restated Certificate of Incorporation.
      3.2*        Amended and Restated Bylaws.
      4.1*        Specimen Common Stock certificate.
      4.2         Please see Exhibits 3.1 and 3.2 for provisions of the
                  Certificate of Incorporation and Bylaws.
      10.1        Employment Agreement, dated as of May 8, 2000, by and between
                  HotJobs.com, Ltd. and Lowell W. Robinson.
      10.2        Consulting Agreement, dated as of May 8, 2000, by and between
                  Stephen W. Ellis and HotJobs.com, Ltd.
      10.3        Promissory Note, dated May 15, 2000, made by Stephen W. Ellis and FSA Capital, Inc. and payable to HotJobs.com, Ltd.
      10.4        Pledge and Security Agreement, made and entered into as of May
                  15, 2000, by and between HotJobs.com, Ltd. as pledgee and Stephen W. Ellis and FSA Capital, Inc.
      10.5**      Agreement and Plan of Merger, dated as of April 25, 2000, by and among HotJobs.com, Ltd., Resumix Acquisition Corp.,
                  Resumix, Inc., Ceridian Corporation, General Atlantic Partners
                  48, L.P., GAP Coinvestment Partners, L.P., General Atlantic
                  Partners 60, L.P., GAP Coinvestment Partners II, L.P., Double
                  Diamond Associates, LLC and Stephen J. Ciesinski.
      10.6**      Employment Agreement by and between HotJobs.com, Ltd. and
                  Stephen J. Ciesinski dated as of April 25, 2000.
      10.7**      Form of Officer Employment Agreement entered into with certain officers of Resumix, Inc. in connection with the acquisition of Resumix, Inc. by HotJobs.com, Ltd.
      10.8+       Registration Rights Agreement, dated as of May 11, 2000 by and among HotJobs.com, Ltd. and the Shareholders listed on
                  Schedule I thereto.
      10.9        Second Loan Modification Agreement, dated May 17, 2000, by and between Silicon Valley Bank and HotJobs.com, Ltd.
      27.1        Financial Data Schedule for the Period Ended June 30, 2000.

   * Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-80367), as amended.
   ** Incorporated by reference to the Form 8-K filed by us on May 1, 2000.
   + Incorporated by reference to the Form 8-K filed by us on May 24, 2000 as amended by the Form 8-K/A filed by us on July 24, 2000.

(b)   Reports on Form 8-K:

   We filed a Report on Form 8-K, Item 5, on May 1, 2000, announcing that we had entered into an agreement to acquire Resumix, Inc. under the Agreement and Plan of Merger, dated as of April 25, 2000, by and among HotJobs.com, Ltd., Resumix Acquisition Corp., Resumix, Inc., Ceridian Corporation, General Atlantic Partners 48, L.P., GAP Coinvestment Partners, L.P., General Atlantic Partners 60, L.P., GAP Coinvestment Partners II, L.P., Double Diamond Associates, LLC and Stephen J. Ciesinski.

   We filed a Report on Form 8-K, Item 2, on May 24, 2000, announcing the consummation of our acquisition of Resumix, Inc. under the terms of the Agreement and Plan of Merger, dated as of April 25, 2000, by and among HotJobs.com, Ltd., Resumix Acquisition Corp., Resumix, Inc., Ceridian Corporation, General Atlantic Partners 48, L.P., GAP Coinvestment Partners, L.P., General Atlantic Partners 60, L.P., GAP Coinvestment Partners II, L.P., Double Diamond Associates, LLC and Stephen J. Ciesinski. We amended this report with the Report on Form 8-K/A filed on July 24, 2000 to include Item 7(a) the Financial Statements of Business Acquired and Item 7(b), the Pro Forma Financial Information.

                                    SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          HOTJOBS.COM, LTD.
                                                  (REGISTRANT)


   DATED:  August 14, 2000                 BY:  /s/ Lowell W.  Robinson
                                               ------------------------
                                                Lowell W. Robinson
                                                Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Principal Accounting Officer)