Form 10-Q
period 2000-09-30
HOTJOBS COM LTD
filed 2000-11-14
CIK 1087728

================================================================================






                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the period ended September 30, 2000
                                       or
            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of October 31, 2000, there were 36,612,342 shares of the registrant's common stock outstanding.

================================================================================

                                HOTJOBS.COM, LTD.
                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION                                     PAGE NUMBER

    Item 1. Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets as of
            September 30, 2000 (Unaudited) and December 31, 1999.........   1

            Unaudited Condensed Consolidated Statements of
            Operations for the Three and Nine Months Ended
            September 30, 2000 and 1999..................................   2

            Unaudited Condensed Consolidated Statements of Cash
            Flows for the Nine Months Ended September 30,
            2000 and 1999................................................   3

            Notes to Unaudited Condensed Consolidated Financial
            Statements...................................................   5

    Item 2. Management's Discussion and Analysis of Financial Results
            of Operations................................................   8

    Item 3. Quantitative and Qualitative Disclosures About Market Risk...  28



PART II.  OTHER INFORMATION

      Item 1.     Legal Proceedings......................................  28

      Item 2.     Changes in Securities and Use of Proceeds..............  28

      Item 6.     Exhibits and Reports on Form 8-K.......................  29

      Item 7.     Signature..............................................  30

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                HOTJOBS.COM, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                                       2000               1999
                                                                                   -------------      -------------
                                                                                    (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents .................................................     $  67,497,397      $  88,372,658
   Marketable securities .....................................................        38,240,222         49,897,110
   Accounts receivable, net ..................................................        20,191,682          6,456,227
   Prepaid expenses and other current assets .................................         7,028,135          2,744,041
                                                                                   -------------      -------------
          TOTAL CURRENT ASSETS ...............................................       132,957,436        147,470,036
   Property and equipment, net ...............................................        20,652,882          4,572,496
   Goodwill, net .............................................................        41,218,074                 --
   Other assets ..............................................................           301,601            498,720
                                                                                   -------------      -------------
          TOTAL ASSETS .......................................................     $ 195,129,993      $ 152,541,252
                                                                                   =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Line of credit ............................................................     $     333,334            166,293
   Accounts payable and accrued expenses .....................................        28,961,395          9,233,739
   Other current liabilities .................................................         2,090,513            992,812
   Deferred revenue - current portion ........................................        14,601,316          4,292,808
   Notes payable - current portion ...........................................           110,846            297,753
   Current installments of obligations under capital leases ..................           193,799            205,840
                                                                                   -------------      -------------
          TOTAL CURRENT LIABILITIES ..........................................        46,291,203         15,189,245
Line of credit, excluding current portion ....................................           500,000            498,879
Deferred revenue, excluding current portion ..................................         1,350,809          1,080,544
Notes payable - non-current portion ..........................................                --             27,930
Obligations under capital leases, excluding current installments .............            75,167            216,479
                                                                                   -------------      -------------
          TOTAL LIABILITIES ..................................................        48,217,179         17,013,077

Stockholders' equity:
   Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding as of September 30, 2000 and
        December 31, 1999, respectively ......................................                --                 --
   Common stock, $0.01 par value; 100,000,000 shares authorized;
       36,583,261 and 31,344,419 shares issued and outstanding at
       September 30, 2000 and December 31, 1999, respectively ................           365,833            313,444
Deferred compensation ........................................................        (4,171,016)        (5,509,523)
Additional paid-in capital ...................................................       222,861,476        177,952,759
Accumulated deficit ..........................................................       (72,127,314)       (37,219,056)
Accumulated other comprehensive loss .........................................           (16,165)            (9,449)
                                                                                   -------------      -------------
          TOTAL STOCKHOLDERS' EQUITY .........................................       146,912,814        135,528,175
                                                                                   -------------      -------------
Commitments and contingencies
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........................     $ 195,129,993      $ 152,541,252
                                                                                   =============      =============

See accompanying notes to unaudited condensed consolidated financial statements.

                                HOTJOBS.COM, LTD.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                       SEPTEMBER 30,                       SEPTEMBER 30,
                                              ------------------------------      ------------------------------
                                                   2000              1999              2000             1999
                                              ------------      ------------      ------------      ------------
Revenues:
   e-Recruitment ........................     $ 21,682,374      $  4,262,834      $ 49,846,626      $  9,010,620
   Software .............................        4,552,730           362,653         8,382,918         1,063,487
   Career expos .........................        1,394,331           658,819         4,026,193         1,188,371
   Other ................................        1,185,509           353,778         2,788,856           809,420
                                              ------------      ------------      ------------      ------------
          Total revenues ................       28,814,944         5,638,084        65,044,593        12,071,898

Cost of revenues, excludes $5,053, $5,775,
   $15,159 and $7,700 of non-cash
   compensation  ........................        7,198,968         1,195,097        14,545,959         2,186,214
                                              ------------      ------------      ------------      ------------
          Gross profit ..................       21,615,976         4,442,987        50,498,634         9,885,684
                                              ------------      ------------      ------------      ------------

Operating expenses:
   Product development, excludes
      $61,720, $216,490, $185,161 and
      $240,143 of non-cash compensation..        3,168,118           407,218         6,021,566           823,865
   Sales and marketing, excludes
      $48,005, $72,260, $147,143 and
      $90,956 of non-cash compensation...       20,736,571         8,168,771        60,234,350        15,817,910
   General and administrative, excludes
     $366,601, $1,080,203, $1,030,934
     and $1,200,877 of non-cash
     compensation  ......................        7,132,592         2,610,433        17,112,510         4,883,433
   Non-cash compensation ................          481,379         1,374,728         1,378,397         1,539,676
   Amortization of goodwill .............        4,038,260                --         6,138,862                --
                                              ------------      ------------      ------------      ------------
          Total operating expenses ......       35,556,920        12,561,150        90,885,685        23,064,884
                                              ------------      ------------      ------------      ------------
              Loss from operations ......      (13,940,944)       (8,118,163)      (40,387,051)      (13,179,200)
Net interest income (expense) ...........        1,826,128           204,350         5,478,792           149,077
                                              ------------      ------------      ------------      ------------
              Net loss ..................     $(12,114,816)     $ (7,913,813)     $(34,908,259)     $(13,030,123)
                                              ============      ============      ============      ============

Deemed dividend attributable to
   issuance of convertible preferred
   stock ................................     $         --      $ 15,633,871      $         --      $ 16,200,000
                                              ------------      ------------      ------------      ------------
Net loss attributable to common stock ...     $(12,114,816)     $(23,547,684)     $(34,908,259)     $(29,230,123)
                                              ============      ============      ============      ============

Basic and diluted net loss per
   common share .........................     $      (0.33)     $      (1.00)     $      (1.03)     $      (1.37)
                                              ============      ============      ============      ============
Weighted average shares outstanding
   used in basic and diluted net loss per
   common share calculation .............       36,289,591        23,608,858        33,986,438        21,364,231
                                              ============      ============      ============      ============


See accompanying notes to unaudited condensed consolidated financial statements.

                                HOTJOBS.COM, LTD.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                          --------------------------------
                                                                               2000               1999
                                                                          -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss ...........................................................     $ (34,908,259)     $ (13,030,123)
 Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization ..................................         9,408,642            461,455
     Provision for doubtful accounts ................................         2,622,318            638,827
     Non-cash compensation ..........................................         1,378,397          1,539,676
 Changes in operating assets and liabilities, net of effects of acquisition:
     Accounts receivable ............................................       (12,666,649)        (3,817,074)
     Prepaid expenses and other current assets ......................        (1,537,415)           (23,933)
     Accounts payable and accrued expenses ..........................        14,523,883          6,141,811
     Deferred revenue ...............................................         5,128,781          1,855,252
     Other ..........................................................           701,847              6,111
                                                                          -------------      -------------
             NET CASH USED IN OPERATING ACTIVITIES ..................       (15,348,455)        (6,227,998)
                                                                          -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures ............................................       (17,561,834)        (2,020,346)
    Purchase of marketable securities ...............................      (234,165,222)       (24,599,922)
    Sale of marketable securities ...................................       246,475,000                 --
    Restricted cash .................................................        (1,800,000)                --
    Purchase of trademark ...........................................           (34,898)                --
    Business acquisition, net of cash acquired ......................           663,971                 --
    Note receivable .................................................          (400,000)                --
                                                                          -------------      -------------
             NET CASH USED IN INVESTING ACTIVITIES ..................        (6,822,983)       (26,620,268)
                                                                          -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of stock for the Employee Stock
         Purchase Plan ..............................................           880,185                 --
     Payment of note payable ........................................          (214,837)           (51,229)
     Proceeds from note payable .....................................                --            480,998
     Proceeds from line of credit ...................................           334,828                 --
     Repayment of line of credit ....................................          (166,667)          (180,000)
     Proceeds from exercise of options ..............................           635,659             17,305
     Repurchase of common stock .....................................                --            (61,000)
     Repayment to affiliate .........................................                --         (3,784,900)
     Proceeds from initial public offering of common stock ..........                --         23,281,452
     Proceeds from issuance of redeemable convertible preferred stock                --         16,114,887
     Principal payments under capital lease obligations .............          (153,354)          (133,761)
                                                                          -------------      -------------
              NET CASH PROVIDED BY FINANCING ACTIVITIES .............         1,315,814         35,683,752
                                                                          -------------      -------------
EFFECT OF FOREIGN EXCHANGE RATES ON CASH ............................           (19,637)              (454)
              NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ..       (20,875,261)         2,835,032
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ....................        88,372,658            167,004
                                                                          -------------      -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........................     $  67,497,397      $   3,002,036
                                                                          =============      =============

                                HOTJOBS.COM, LTD.
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                 --------------------------------
                                                                       2000              1999
                                                                 -------------      -------------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid .............................................     $   112,612     $   142,282

NON-CASH TRANSACTIONS:
    Equipment acquired under capital leases ...................     $        --     $   457,126
    Barter transaction ........................................     $    25,000         252,500
    Stock issued for purchase of trademark ....................     $    12,562     $        --
    Issuance of common stock and assumption of Resumix, Inc.
       outstanding options in exchange for the capital stock of
       Resumix, Inc., net of cash received and paid ...........     $48,013,799     $        --

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

   HotJobs.com, Ltd. was incorporated in Delaware on February 20, 1997 (inception) as Hot Jobs, Inc. On September 23, 1998, Hot Jobs, Inc. changed its name to HotJobs.com, Ltd. On May 11, 2000, the Company acquired Resumix, Inc. ("Resumix") pursuant to which Resumix became a wholly-owned subsidiary of the Company.


2) ACQUISITION OF RESUMIX, INC.

   On May 11, 2000, the Company acquired Resumix in a merger in which a wholly-owned subsidiary of the Company was merged with and into Resumix, with the result that Resumix is now a wholly-owned subsidiary of the Company.

   In connection with the acquisition and in exchange for 100% of the outstanding capital stock of Resumix, the Company issued 3,560,019 shares of its common stock, of which 359,282 of these shares will be held in escrow until May 11, 2001 pending satisfaction of certain conditions, and paid a total of $392,456 in cash. In addition, the Company assumed Resumix's existing stock option plans, resulting in the potential additional issuance of approximately 1.1 million shares of the Company's common stock upon the exercise of these options. The total purchase price for the acquisition, including approximately $1.7 million of acquisition expenses, was approximately $45.5 million. The excess of the purchase price over the fair value of the assets acquired of approximately $47.3 million has been recorded as goodwill and is being amortized on a straight-line basis over three years.

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

                    UNAUDITED PRO FORMA FINANCIAL INFORMATION
                      (IN MILLIONS EXCEPT PER SHARE AMOUNTS)


                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                            SEPTEMBER 30,                SEPTEMBER 30,
                                      -----------------------       -----------------------
                                         2000          1999            2000          1999
                                      --------       --------       --------       --------

Revenues .....................        $   28.8       $   12.3           71.9           33.6
                                      ========       ========       ========       ========

Net loss .....................        $  (12.1)      $  (14.9)      $  (44.6)      $  (31.7)
                                      ========       ========       ========       ========

Basic and diluted net loss per
common share .................        $  (0.33)      $  (1.12)      $  (1.25)      $  (1.92)
                                      ========       ========       ========       ========

Weighted average shares
outstanding used in basic and
diluted net loss per common
share ........................            36.3           27.2           35.7           24.9
                                      ========       ========       ========       ========


3) BASIS OF PRESENTATION

   The unaudited interim condensed consolidated financial statements of the Company as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999, included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

   In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2000, and the results of their operations for the three and nine months ended September 30, 2000 and 1999 and their cash flows for the nine months ended September 30, 2000 and 1999.

   The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 1999, and for the two years then ended and for the period from February 20, 1997 (inception) to December 31, 1999 and related notes included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 24, 2000. Certain reclassifications have been made to the financial statements to conform to the three months ended September 30, 2000 presentation.

4) BUSINESS SEGMENT REPORTING

   The Company has determined that it does not have any separately reportable business segments.

5) RECENT ACCOUNTING PRONOUNCEMENTS

   The Company is required to adopt SFAS No. 133 "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" effective January 1, 2001, and has not yet determined the effect SFAS No. 133 will have on its results of operations and financial position. This statement is not required to be applied retroactively for financial statements of prior periods.

   FASB Interpretation No. 44, "ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION" ("FIN No. 44") provides guidance for applying APB Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES." With certain exceptions, FIN No. 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000. The implementation of this standard had no significant effect on the Company's results of operations.

   In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS" ("SAB No. 101"), which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will be required to adopt the accounting provisions of SAB No. 101 no later than the fourth quarter of 2000. The Company does not believe that the implementation of SAB No. 101 will have a significant effect on its results of operations.

6) LOAN AND SECURITY AGREEMENT

   On September 16, 1999, the Company entered into a Loan and Security Agreement with Silicon Valley Bank, which was subsequently modified on November 22, 1999. The agreement consisted of a $4,000,000 revolving line of credit and a $1,000,000 equipment line of credit. The revolving line of credit had a term of one year and bore interest at an annual rate of the bank's prime rate plus 75 basis points. On September 16, 2000, the term of the revolving line of credit expired. No amounts were outstanding under the revolving line of credit on September 16, 2000. The equipment line of credit has a term of 42 months and bears interest at an annual rate of the bank's prime rate plus 100 basis points. The Company was permitted to borrow under this equipment line of credit only during the first nine months of the term. Interest on the equipment line of credit is payable monthly and the principal is payable over 36 months commencing on April 1, 2000. As of September 30, 2000, the Company had $833,334 outstanding under the equipment line of credit.

7) NON-CASH COMPENSATION

   In connection with the granting of options in 1999, the Company recorded net deferred compensation of approximately $7.5 million. For financial reporting purposes, the deferred compensation is being amortized as non-cash compensation over the vesting period of the related options. Accordingly, the Company amortized $481,379 and $1,378,397 of deferred compensation as non-cash compensation for the three and nine months ended September 30, 2000, respectively, and $1,374,728 and $1,539,676 of deferred compensation as non-cash compensation for the three and nine months ended September 30, 1999, respectively. The deferred compensation remaining at September 30, 2000 of approximately $4.2 million will be amortized as non-cash compensation over the remaining vesting period of the related options through August 2003.

8) EMPLOYEE STOCK PURCHASE PLAN

   On August 10, 1999, the Employee Stock Purchase Plan became effective. The plan is designed to comply with the requirements of Section 423 of the Internal Revenue Code. The plan allows eligible employees to purchase shares of the Company's common stock through periodic payroll deductions at 85% of the lower of the fair market value of the Company's common stock on the employee's entry date into the offering period or the fair market value on the semi-annual purchase date. Currently, a total of 128,848 shares of common stock are available for issuance under the plan.

   The plan has a series of successive offering periods, each with a maximum duration of 24 months. The initial offering period began on August 10, 1999 and will end on the last business day in July 2001. The next offering period will begin on the first business day in August 2001 and subsequent offering periods will be set by the Compensation Committee of the Company's Board of Directors.

   On January 31, 2000, the first purchase date under the plan, employees purchased 58,718 shares of the Company's common stock for $399,282, or $6.80 per share. On July 31, 2000, employees purchased 62,434 shares of the Company's common stock for $480,903, or $7.70 per share on average. As of September 30, 2000, employees have contributed $438,050 towards the next plan purchase date of January 31, 2001. The amount contributed to the plan by the employees is included in other current liabilities in the condensed consolidated balance sheet as of September 30, 2000.

9)  COMMITMENTS AND CONTINGENCIES

    a) In January 2000, the Company entered into a five-year lease agreement for office space in Santa Monica, California, with total minimum future lease payments remaining as of September 30, 2000 of approximately $593,000.

    b) In February 2000, the Company entered into a four-year lease agreement for office space in Austin, Texas, with total minimum future lease payments remaining as of September 30, 2000 of approximately $425,000.

    c) In July 2000, the Company entered into a five-year lease agreement for office space in Toronto, Ontario, Canada, with total minimum future lease payments remaining as of September 30, 2000 of approximately $308,000.

    d) As of October 1, 2000, the Company has commitments of approximately $13.7 million for various advertising campaigns through January 2002. These commitments include broadcasting, print, online and outdoor advertising.

10) BASIC AND DILUTED NET LOSS PER COMMON SHARE

    The Company computes net loss per share in accordance with SFAS No. 128, "COMPUTATION OF EARNINGS PER SHARE," and the SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. As the Company had a net loss in each of the periods presented, basic and diluted net loss per share is the same. Diluted net loss per share for the three and nine months ended September 30, 2000 and 1999 does not include the effects of options to purchase shares of common stock, as the effect of their inclusion is anti-dilutive during each period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
    Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations, assumptions, estimates and projections about HotJobs.com and our industry. These forward-looking statements are subject to the many risks and uncertainties that exist in our operations and business environment that may cause actual results, performance or achievements of HotJobs.com to be different from those expected or anticipated in the forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. HotJobs.com's actual results and the timing of certain events could differ significantly from those anticipated in such forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this report in the section entitled "Risk Factors" and the risks discussed in our other Securities and Exchange Commission ("SEC") filings. The forward-looking statements included in this report reflect the beliefs of our management on the date of this report. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events or circumstances occur in the future.

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

    Founded in February 1997, we began operations with seven employees and we have grown to 613 employees as of September 30, 2000. Our early operating activities related primarily to the development of the necessary technological infrastructure for the operation of WWW.HOTJOBS.COM. In February 1997, we commercially launched our WWW.HOTJOBS.COM employment exchange. In September 1997, we began to license our Softshoe hiring management software. During 1998 and 1999, we experienced significant increases in our revenue from sales of memberships to our employment exchange and license and hosting fees for our Softshoe software. In early 1999, we introduced our WorkWorld career expos and expanded our marketing programs to increase awareness of the HotJobs.com brand. In May 2000, we acquired Resumix, which has developed artificial intelligence search capabilities for its recruiting software products. In 2000, we also launched our Shoelace turn-key hiring management software. Hosted by HotJobs.com, Shoelace delivers the same technology that powers the WWW.HOTJOBS.COM employment exchange on a private label version that can be used on any corporate website. In May 1999, we raised net proceeds of approximately $16.1 million in a private placement of our Series A Preferred Stock. In the third quarter of 1999, we raised net proceeds of approximately $23.2 million in our IPO and in the fourth quarter of 1999, we raised net proceeds of approximately $114.9 million in our follow-on public offering.

    We have reclassified our revenues as follows:

      o E-RECRUITMENT FEES, consisting of subscription fees paid by employers for membership to our WWW.HOTJOBS.COM employment exchange and fees derived from single-ad job postings on WWW.HOTJOBS.COM. We sell memberships to each employer on a per recruiter basis and bill the employer monthly, quarterly, semi-annually, annually or bi-annually. Membership entitles each recruiter to post a specific number of jobs on WWW.HOTJOBS.COM simultaneously and to search the resume database. Single-ad job postings are billed when service is provided.

      o SOFTWARE FEES, consisting mainly of license and maintenance fees generated from customers of Resumix, license and hosting fees generated from Softshoe and Shoelace customers as well as license and hosting fees relating to a miscellaneous proprietary software product.

      o CAREER EXPO FEES, consisting of fees from employers that rent booths at our WorkWorld career expos.

      o OTHER, consisting of fees primarily derived from co-operative advertising, banner ads, consulting and barter advertising.

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

      o SALES AND MARKETING EXPENSE. Sales and marketing expense consists primarily of advertising and promotional expenses, sales and marketing compensation, including base salary and sales commissions, public relations expenses, conference expenses, printing fees and telemarketing communications expenses. Sales commissions have remained relatively constant as a percentage of revenues. However, the timing and magnitude of marketing initiatives have caused, and will continue to cause, fluctuations in sales and marketing expense as a percentage of revenues.

      o GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense consists primarily of compensation for administrative and executive staff, fees for professional services, bad debt expense and general office expense.

    RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, our results of operations expressed as a percentage of revenues:


                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                           SEPTEMBER 30,               SEPTEMBER 30,
                                        ------------------          ------------------
                                        2000          1999          2000          1999
                                        ----          ----          ----          ----
  Revenues:
   e-Recruitment fees ..........          75%           76%           77%           74%
   Software fees ...............          16             6            13             9
   Career expo fees ............           5            12             6            10
   Other .......................           4             6             4             7
                                        ----          ----          ----          ----
      Total revenues ...........         100           100           100           100
Cost of revenues ...............          25            21            22            18
                                        ----          ----          ----          ----
      Gross profit .............          75            79            78            82

Operating Expenses:
   Product development .........          11             7             9             7
   Sales and marketing .........          72           145            93           131
   General and administrative ..          25            46            26            40
   Non-cash compensation .......           1            25             2            13
   Amortization of goodwill ....          14            --            10            --
                                        ----          ----          ----          ----
      Total operating expenses .         123           223           140           191
                                        ----          ----          ----          ----
        Loss from operations ...         (48)         (144)          (62)         (109)
   Net interest income (expense)           6             4             8             1
                                        ----          ----          ----          ----
        Net loss ...............         (42)%        (140)%         (54)%        (108)%
                                        ====          ====          ====          ====


     We have incurred substantial losses in every fiscal period since our inception. For the nine months ended September 30, 2000, we incurred a net loss of approximately $34.9 million. As of September 30, 2000, we had an accumulated deficit of approximately $72.1 million. Our net loss and resulting accumulated deficit are primarily due to the costs we incurred to develop our online employment exchange and software products and to expand our sales and marketing programs.

     We intend to devote significant resources to advertising and brand-marketing programs designed to attract new employers to subscribe to WWW.HOTJOBS.COM and new job seekers to use the site. We anticipate increasing advertising spending in specific periods in the future. This may result in sales and marketing expenses increasing as a percentage of total revenues in these periods. As of September 30, 2000, we had commitments of approximately $13.7 million for various advertising campaigns through January 2002. These commitments include broadcasting, print, online and outdoor advertising.

   We expect growth in the number of member employers of WWW.HOTJOBS.COM to result in growth in subscription fees. Our strategy contemplates that revenue from employer memberships will likely be the single largest source of revenue for us in the immediate future.

   DEFERRED COMPENSATION

   We recorded deferred compensation net of options forfeited of approximately $7.5 million in the year ended December 31, 1999, and amortized approximately $2.0 million as non-cash compensation expense in 1999 and approximately $1.4 million for the nine months ended September 30, 2000. Deferred compensation represents the difference between the exercise price of stock options granted and the fair value for accounting purposes of the underlying common stock at the date of the grant. The remaining deferred compensation at September 30, 2000 of approximately $4.2 million will be amortized over the remaining vesting period of the options. We currently expect to amortize the remaining deferred compensation as follows:


                 FOR THE PERIOD:

                  October through December 2000.........................       $0.5 million
                  Full Year 2001........................................       $1.8 million
                  Full Year 2002........................................       $1.4 million
                  Full Year 2003........................................       $0.5 million

   FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

   REVENUES

   Our total revenues increased approximately 411% to approximately $28.8 million for the three months ended September 30, 2000 from approximately $5.6 million for the three months ended September 30, 1999. Our total revenues increased approximately 439% to approximately $65.0 million for the nine months ended September 30, 2000, from approximately $12.1 million for the nine months ended September 30, 1999. The increase in our total revenues was due to increased revenue in all of our revenue categories.

   E-RECRUITMENT FEES. e-Recruitment fees increased to approximately $21.7 million for the three months ended September 30, 2000, from approximately $4.3 million for the three months ended September 30, 1999, and to approximately $49.8 million for the nine months ended September 30, 2000, from approximately $9.0 million for the nine months ended September 30, 1999. The increases in both periods resulted primarily from an increase in the number of employers subscribing to WWW.HOTJOBS.COM and an increase in the number of single-ad postings as well as increased prices reflecting the implementation of price increases in the first six months of 2000 for both subscriptions to WWW.HOTJOBS.COM and single-ad postings.

   SOFTWARE FEES. Software fees increased to approximately $4.6 million for the three months ended September 30, 2000 from approximately $363,000 for the three months ended September 30, 1999, and to approximately $8.4 million for the nine months ended September 30, 2000, from approximately $1.1 million for the nine months ended September 30, 1999. The increase in both periods resulted primarily from the inclusion of Resumix revenues since May 11, 2000, the date we required Resumix, as well as from an increase in the number of companies that license our proprietary Softshoe software and the launch of our Shoelace software in 2000 and the related hosting fees.

   CAREER EXPO FEES. Career expo fees increased to approximately $1.4 million for the three months ended September 30, 2000 from approximately $659,000 for the three months ended September 30, 1999, and to approximately $4.0 million for the nine months ended September 30, 2000, from approximately $1.2 million for the nine months ended September 30, 1999. The increase in both periods mainly resulted from an increase in the number of career expos held in 2000 versus 1999.

   OTHER. Other revenues increased to approximately $1.2 million for the three months ended September 30, 2000, from approximately $354,000 for the three months ended September 30, 1999, and to approximately $2.8 million for the nine months ended September 30, 2000 from approximately $809,000 for the nine months ended September 30, 1999. Other revenues increased primarily as a result of increased co-operative advertising and banner revenues as well as increased consulting revenues.

   COST OF REVENUES

   Cost of revenues increased to approximately $7.2 million for the three months ended September 30, 2000 from approximately $1.2 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000, cost of revenues increased to approximately $14.5 million from approximately $2.2 million for the nine months ended September 30, 1999. Cost of revenues as a percentage of revenues for the three months ended September 30, 2000 and 1999 were 25% and 21%, respectively. For the nine months ended September 30, 2000 and September 30, 1999, cost of revenues as a percentage of revenue were 22% and 18%, respectively. The increase in cost of revenues as a percentage of revenues in the three and nine month periods ended September 30, 2000 compared to the same periods in 1999 principally results from the cost of revenues related to Resumix products. We incur higher marginal costs on revenues from Resumix products than with our other revenue categories.

   OPERATING EXPENSES

   PRODUCT DEVELOPMENT EXPENSE. Product development expense increased to approximately $3.2 million for the three months ended September 30, 2000 from approximately $407,000 in the three months ended September 30, 1999. For the nine months ended September 30, 2000, product development expense was approximately $6.0 million, compared to approximately $824,000 for the nine months ended September 30, 1999. The increase in the three and nine months ended September 30, 2000 compared to the same periods in 1999 reflects our continuing efforts to enhance the content and features in our products and services and resulted primarily from increased salaries and related expenses associated with hiring additional technology personnel as well as the inclusion of Resumix's product development costs since May 11, 2000.

   SALES AND MARKETING EXPENSE. Sales and marketing expense increased to approximately $20.7 million for the three months ended September 30, 2000 from approximately $8.2 million for the three months ended September 30, 1999. Sales and marketing expense increased to approximately $60.2 million for the nine months ended September 30, 2000 from approximately $15.8 million for the nine months ended September 30, 1999. The increase in sales and marketing expense was primarily due to our extensive advertising campaigns, which included television, outdoor signage, print, radio and online advertising. In addition, sales and marketing expense increased due to the hiring of additional sales and marketing personnel.

   GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased to approximately $7.1 million for the three months ended September 30, 2000, from approximately $2.6 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000, general and administrative expense increased to approximately $17.1 million from approximately $4.9 million for the nine months ended September 30, 1999. General and administrative expense increased primarily due to increased administrative costs including salaries and related expenses associated with supporting our growth.

   NON-CASH COMPENSATION EXPENSE. We recorded approximately $481,000 and approximately $1.4 million of non-cash compensation expense for the three and nine months ended September 30, 2000, respectively, versus approximately $1.4 million and approximately $1.5 million for the three and nine months ended September 30, 1999, respectively, which primarily represents the amortization of a portion of the deferred compensation, net of options forfeited, recorded in 1999 in connection with stock options granted with an exercise price below the fair value for accounting purposes of the underlying common stock at the date of grant. Deferred compensation is amortized over the period during which the related options vest. The deferred compensation of approximately $4.2 million remaining at September 30, 2000 will be amortized over the remaining vesting period of the related options through August 2003.

   AMORTIZATION OF GOODWILL. The amortization of goodwill of approximately $4.0 million and approximately $6.1 million in the three and nine months ended September 30, 2000, respectively, represents the amortization of the goodwill related to the Resumix acquisition. The total goodwill of approximately $47.3 million, which resulted from the acquisition of Resumix, will be amortized on a straight-line basis over three years.

   NET INTEREST INCOME (EXPENSE)

   For the three months ended September 30, 2000, we recorded net interest income (expense) of approximately $1.8 million compared to approximately $204,000 of net interest income (expense) for the three months ended September 30, 1999. Net interest income (expense) was approximately $5.5 million for the nine months ended September 30, 2000, as compared to approximately $149,000 of net interest income (expense) for the nine months ended September 30, 1999. Net interest income (expense) in the three and nine months ended September 30, 2000 reflects the investment of our excess cash, which resulted from our initial public offering and our follow-on public offering in the second half of 1999. Net interest income (expense) for the three and nine months ended September 30, 1999 reflects the investment of the cash received from our initial public offering and from the sale of Series A Preferred Stock in May 1999.

   NET LOSS

   We recorded a net loss of approximately $12.1 million for the three months ended September 30, 2000, compared to a net loss of approximately $7.9 million for the three months ended September 30, 1999. For the three months ended September 30, 2000 and 1999, the basic and diluted net loss per common share was $0.33 and $1.00, respectively. For the nine months ended September 30, 2000 and 1999, the net loss was approximately $34.9 million and approximately $13.0 million respectively, or a basic and diluted net loss per common share of $1.03 and $1.37, respectively. The increase in the net loss for both periods of 2000 compared to 1999 was primarily attributable to the increased sales and marketing costs associated with building brand awareness and increased hiring to support and manage our growth as well as the inclusion of the losses of Resumix since May 11, 2000 and the amortization of goodwill relating to the Resumix acqusition in both periods of 2000.

   LIQUIDITY AND CAPITAL RESOURCES

   Since inception, we have financed our activities primarily through funding from OTEC, Inc., lines of credit, cash from operations, the private placement of equity securities, our initial public offering and our follow-on public offering. Through May 1999, OTEC provided us with approximately $3.8 million to fund our operations. Effective May 10, 1999, we raised net proceeds, after deducting costs of the offering, of approximately $16.1 million from the sale of our Series A Preferred Stock in a private placement. On August 13, 1999 we completed the initial public offering of 3,000,000 shares of our common stock for gross proceeds of $24.0 million and net proceeds, after deducting costs of the offering, of approximately $20.6 million. On September 2, 1999, the underwriters exercised their over-allotment option to the extent of 350,000 shares, resulting in gross proceeds to us of $2.8 million, and net proceeds after deducting costs of the offering of approximately $2.6 million. On November 16, 1999, we completed a follow-on public offering of 3,600,000 shares of our common stock for gross proceeds of $108.0 million, and net proceeds, after deducting costs of the offering, of approximately $102.1 million. On December 8, 1999, the underwriters exercised their over-allotment option of an additional 450,000 shares, resulting in gross proceeds to us of $13.5 million, and net proceeds, after deducting costs of the offering, of approximately $12.8 million.

   Net cash used in operating activities was approximately $15.3 million for the nine months ended September 30, 2000, and approximately $6.2 million for the nine months ended September 30, 1999. Net cash used in operating activities for both the nine months ended September 30, 2000 and 1999 resulted primarily from our net loss, which mainly resulted from costs incurred to support our sales and marketing efforts and the increased personnel required to support and manage our growing operations, combined with a higher level of accounts receivable resulting from increased billings which was partially offset by increases in accounts payable and accrued expenses and deferred revenue as well as depreciation and amortization, provision for doubtful accounts and non-cash compensation.

   Net cash used in investing activities was approximately $6.8 million for the nine months ended September 30, 2000, compared to approximately $26.6 million for the nine months ended September 30, 1999. Net cash used in investing activities in the nine months ended September 30, 2000 was primarily for the purchase of marketable securities of $234.2 million and for capital expenditures of approximately $17.6 million and $1.8 million of restricted cash which represents a certificate of deposit which supports a letter of credit, which were partially offset by proceeds of approximately $246.5 million from the sale of marketable securities and approximately $664,000 of net cash acquired through the acquisition of Resumix, as the amount of cash on hand at Resumix at the time of the acquisition exceeded the amount of cash expended on the acquisition. For the three months ended September 30, 1999, the net cash used in investing activities was for capital expenditures of approximately $2.0 million and approximately $24.6 million for the purchase of marketable securities.

   Net cash provided by financing activities was approximately $1.3 million for the nine months ended September 30, 2000, and approximately $35.7 million for the nine months ended September 30, 1999. Net cash provided by financing activities for the nine months ended September 30, 2000 consisted primarily of approximately $880,000 from the issuance of stock under the Employee Stock Purchase Plan, approximately $636,000 from the exercise of options, proceeds of approximately $335,000 relating to the utilization of the remaining equipment line of credit, which were partially offset by approximately $215,000 of repayment of a note, approximately $167,000 of payment of the line of credit and approximately $153,000 of capital lease payments. For the nine months ended September 30, 1999, net cash provided by financing activities resulted mainly from the net proceeds raised from the initial public offering of common stock of approximately $23.3 million and $16.1 million of net proceeds which were raised in the private placement of Series A Preferred Stock which was partially offset by the repayment of advances from OTEC, Inc. of approximately $3.8 million.

   As of September 30, 2000, we had approximately $67.5 million of cash and cash equivalents and approximately $38.2 million of marketable securities. As of September 30, 2000, our principal commitments consisted of approximately $13.7 million for various advertising campaigns through January 2002 and approximately $15.1 million of office lease commitments through December 2009. We believe that our existing cash and cash equivalents and marketable securities will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months. Our capital requirements will depend on a number of factors, including market acceptance of our products and services, the amount of our resources that we devote to our products and services and expansion of our operations and the amount of our resources we devote to promoting awareness of the HotJobs.com brand. Consistent with our growth, we have experienced a substantial increase in our sales and marketing expenses, capital expenditures and operating lease arrangements since inception, and we anticipate that these increases will continue for the foreseeable future. In addition, we will continue to evaluate possible investments in businesses, products and technologies, the consummation of any of which would increase our capital expenditures.

   Although we currently believe that we have sufficient capital resources to meet our anticipated working capital and capital expenditure requirements beyond the next 12 months, unanticipated events and opportunities may require us to sell additional equity or debt securities or establish new credit facilities to raise capital in order to meet our capital requirements. If we sell additional equity or convertible debt securities, the sale could dilute the ownership of our existing stockholders. If we issue debt securities or establish a new credit facility, our fixed obligations could increase and result in operating covenants that would restrict our operations. We cannot be sure that any such financing will be available in amounts or on terms acceptable to us.

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

           RISKS RELATED TO OUR FINANCIAL CONDITION AND BUSINESS MODEL

WE HAVE A LIMITED OPERATING HISTORY, SO IT WILL BE DIFFICULT FOR YOU TO EVALUATE AN INVESTMENT IN HOTJOBS.COM.

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

o ability to improve current product and service offerings and successfully introduce new products and services;

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

WE WILL FACE TECHNICAL, OPERATIONAL AND STRATEGIC CHALLENGES THAT MAY PREVENT US FROM SUCCESSFULLY INTEGRATING RESUMIX AND HOTJOBS.COM.

      Our acquisition of Resumix involves risks related to the integration and management of acquired technology, operations and personnel. The integration of HotJobs.com and Resumix has been and will continue to be a complex, time-consuming and expensive process and may disrupt our business if not completed in a timely and efficient manner. We must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices. We are in the process of combining our systems.

      We may encounter substantial difficulties, costs and delays in integrating the Resumix operations, including:

o     incompatibility of business cultures and operations;

o     loss of customers;

o     perceived adverse changes in business focus;

o difficulty of incorporating acquired technology into our products and services;

o potential conflicts in distribution, marketing or other important relationships;

o difficulty maintaining uniform standards, controls, procedures and policies;

o     the loss of key employees;

o the potential disruption of the ongoing business and the diversion of management's attention from ongoing business concerns.

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

WE HAVE NOT BEEN PROFITABLE, AND WE EXPECT OUR LOSSES TO CONTINUE.

      We have never been profitable. For the quarter ended September 30, 2000, we incurred a net loss of approximately $12.1 million. At September 30, 2000, we had an accumulated deficit of approximately $72.1 million. In connection with our acquisition of Resumix, the amortization of related goodwill will be a charge to our operating results. We expect to continue to lose money in the foreseeable future because we anticipate incurring significant expenses in connection with building awareness of the HotJobs.com brand, rapidly expanding our sales, technology and other personnel, developing strategic relationships and improving our products and services. In addition, we anticipate declining revenue in our software business resulting from a redirection in our software sales effort away from client/server sales toward the sale of Web-based products. We forecast our future expense levels based on our operating plans and our estimates of future revenues. We may find it necessary to accelerate expenditures relating to our sales and marketing, products and technology and expansion efforts or to otherwise increase our financial commitment to creating and maintaining brand awareness or developing our products. Although our revenues have grown in recent quarters, we cannot assure you that we will achieve sufficient revenues for profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to achieve or sustain profitability.

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

o     our ability to attract and retain customers;

o     our ability to attract qualified job seekers; and

o technical difficulties or system downtime affecting the Internet generally or the operation of our products and services specifically.

      As a result of the factors listed above and because the online recruiting market is new and it is difficult to predict consumer demand, it is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. This could cause our stock price to decline. In addition, we plan to significantly increase our operating expenses to expand our sales and marketing, administration, consulting and training, maintenance and technical support and product development groups. If revenues fall below our expectations in any quarter and we are unable to quickly reduce our spending in response, our operating results would be lower than expected and our stock price may fall.

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

      Our revenue model and profit potential are unproven. If current employers decide to discontinue any of our services and we are unable to replace them with new employers, or if we fail to add a sufficient number of new customers our revenues could decrease or grow at a slower rate than expected. In addition, a redirection of our software sales effort away from client/server sales toward the sale of Web-based products could cause our software revenues to decrease. It is possible that we will be required to further adapt our business model in response to additional changes in the online recruiting market or if our current business model is not successful.

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

o     our financial condition and operating performance; and

o     investor sentiment.

      These factors may make the timing, amount, terms and conditions of additional financing unattractive for us. If we are able to raise additional funds and we do so by issuing equity securities, holders of our common stock may experience significant dilution of their ownership interest and holders of these securities may have rights senior to those of the holders of our common stock. If we obtain additional financing by issuing debt securities or establishing a new credit facility, the terms of such securities or credit facility could restrict or prevent us from paying dividends and could limit our flexibility in making business decisions.

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

WE MAY NOT BE ABLE TO SUCCESSFULLY INTRODUCE NEW OR ENHANCED PRODUCTS AND SERVICES.

      The failure of any new or enhanced products and services to achieve market acceptance and generate revenue could result in a material adverse effect on our revenues. In connection with the Resumix acquisition, we acquired several products that will be offered separately and that will also be integrated into our existing products and services. We may experience difficulty in marketing these products in conjunction with our products and services and integrating these products with our existing product and service offerings. We have recently introduced, and we expect to continue to introduce enhanced products and services in order to generate additional revenues, attract and retain more employers, attract more job seekers to our Website and respond to competition. Any new or enhanced product or service we introduce that is not favorably received could damage our reputation and the perception of our brand name.

      WE MAY LOSE BUSINESS IF WE FAIL TO KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGIES AND CUSTOMER NEEDS. To remain competitive, we must continually improve the responsiveness, functionality and features of our products and services and develop other products and services that are attractive to job seekers and employers. If we are unable to timely and successfully develop and introduce or acquire new services, products and enhancements to existing products and services in response to our industry's changing technological requirements, our revenues could be materially adversely affected. New Internet-based services, products or enhancements that we have offered or may offer in the future may contain design flaws or other defects that could require extensive modifications or result in a loss of client confidence. In addition, our current technology may not meet the future technical requirements of employers. Trends that could have a critical impact on our success include:

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

OUR BUSINESS AND GROWTH WILL SUFFER IF WE ARE UNABLE TO HIRE AND RETAIN HIGHLY SKILLED PERSONNEL.

      If we are unable to hire and retain highly skilled personnel, our growth may be restricted, the quality of our products and services reduced and our revenues may be reduced or grow at a slower rate than expected. Our future success depends on our ability to attract, train, motivate and retain highly skilled employees. In connection with the Resumix acquisition, we greatly increased the number of our employees. We have experienced and expect that we will continue to experience attrition in these employees. Competition for highly skilled employees is intense, particularly in the Internet industry. We may be unable to retain our skilled employees or attract, assimilate and retain other highly skilled employees in the future. We have from time to time in the past experienced, and we may experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

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

      We have recently experienced a period of rapid growth that has placed considerable demands on our managerial, operational, financial and information system resources. We continue to increase the scope of our operations, and we have grown our workforce substantially. We had 173 employees as of September 30, 1999. At September 30, 2000, the number of employees had increased to 613, including those employed by Resumix. We expect that the number of our employees will continue to increase for the foreseeable future. Our growth is expected to result in increased responsibility for both existing and new management personnel. Our growth has placed, and our anticipated future growth combined with the requirements we face as a public company will continue to place, a significant strain on our management, operations, systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures, and will need to continue to expand, train and manage our workforce.

      Our success depends to a significant extent on the ability of our executive officers and other members of senior management to operate effectively both independently and as a group and on our ability to successfully integrate Resumix with and into our Company. We will also need to continue to expand and maintain close coordination among our products and technology, finance and administration and sales and marketing organizations. We cannot assure you that if we continue to grow, management will be effective in attracting and retaining additional qualified personnel, expanding our physical facilities, integrating acquired businesses or otherwise managing growth.

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

      We compete with companies, including recruiting search firms that offer a single database job board solution, as well as newspapers, magazines and other traditional media companies that provide online job search services. We also compete with large Internet information hubs, or portals, such as recruiting software companies and job fair companies. In addition, we compete with companies that provide a combination of some or all of these offerings. We may experience competition from potential customers to the extent that they develop their own online recruiting offerings internally. In addition, we compete with traditional recruiting services, such as headhunters, for a share of employers' total recruiting budgets. We expect to face additional competition as other established and emerging companies, including print media companies and headhunters with established brands, enter the online recruiting market.

      Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and larger customer bases than we do. These factors may allow them to respond more quickly than we can to new or emerging technologies and changes in customer requirements. It may also allow them to devote greater resources than we can to the development, promotion and sale of their products and services. These competitors may also engage in more extensive research and development, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential employees and strategic partners. We cannot assure you that our competitors will not develop or acquire products or services that are equal or superior to our solutions or that achieve greater market acceptance than our solutions. In addition, current and potential competitors are making and are expected to continue to make strategic acquisitions or establish cooperative, and, in some cases, exclusive relationships with significant companies or competitors to expand their businesses or to offer more comprehensive solutions.

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

THE INTERNET IS NOT A PROVEN RECRUITING MEDIUM.

      If we are unable to compete with traditional recruiting and job seeking methods, our revenues could decline or grow at a slower rate than expected.
The future of our business is dependent on the acceptance and adoption by job seekers and employers of the Internet as an effective job seeking and recruiting tool. The online recruiting market is new and rapidly evolving, and we do not yet know how effective online recruiting is compared to traditional recruiting methods. The adoption of online recruiting and job seeking, particularly among those companies that have historically relied upon traditional recruiting methods, requires the acceptance of a new way of conducting business, exchanging information, advertising and applying for jobs. Many of our potential employer customers have little or no experience using the Internet as a recruiting tool, and only select segments of the job-seeking population have experience using the Internet to look for jobs. There can be no assurance that companies will allocate or continue to allocate portions of their budgets to Internet-based recruiting. As a result, we cannot be sure that we will be able to effectively compete with traditional recruiting and job seeking methods. If Internet-based recruiting is not widely accepted, our business, results of operations and financial condition could be materially adversely affected.

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

LOSS OF ANY OF OUR KEY MANAGEMENT PERSONNEL COULD NEGATIVELY IMPACT OUR
BUSINESS.

      The loss or departure of any of our officers or key employees could materially adversely affect our ability to implement our business plan and could lower our revenues or cause our revenues to grow at a slower rate than expected. In addition, our ability to retain the key employees of Resumix will be important to the successful integration of Resumix and HotJobs.com. Our future success depends to a significant extent on the continued service and coordination of our management team, particularly Richard S. Johnson, our President and Chief Executive Officer. We do not maintain key person insurance for any member of our management team. In addition, certain members of our management team, including our Chief Financial Officer and Chief Technology Officer, as well as the Resumix management team, have joined us within the last year. These individuals have not previously worked together and are becoming integrated into our management team. If our key management personnel are not able to work together effectively or successfully, our business could be materially adversely affected. In addition, if one or more key employees join a competitor or form a competing company, though we have non-competition agreements with each of our key employees, we may lose existing or potential clients, which could have a material adverse effect on our business, results of operations and financial condition. Though we have confidentiality agreements with each of our employees, if we were to lose a key employee, we cannot assure you that we would be able to prevent the unauthorized disclosure or use of our procedures, practices, new product development or client lists.

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

      Any system failure, including network, software or hardware failure, that causes an interruption in the delivery of our products and services or a decrease in responsiveness of our products and services could result in reduced visitor traffic, reduced revenue and could materially adversely affect our reputation and brand. Our servers and software must be able to accommodate a high volume of traffic. We have experienced system interruptions in the past, and we believe that these interruptions will continue to occur from time to time in the future. We believe that visitor traffic is also dependent on the timing and magnitude of our advertising. We have experienced monthly fluctuations in visitor traffic, including short-term reductions. Any substantial increase in demands on our servers will require us to expand and adapt our network infrastructure. If we are unable to add additional software and hardware to accommodate increased demand, we could experience unanticipated system disruptions and slower response times. Any catastrophic failure at one of our co-location facilities could prevent us from serving our Web traffic for up to several days, and any failure of one or more of our Internet service providers may adversely affect our network's performance. Our clients may become dissatisfied by any system failure that interrupts our ability to provide our products and services to them or results in slower response times. Our insurance may not adequately compensate us for any losses that may occur due to any failures in our system or interruptions in our service.

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

DISRUPTION OF OUR SERVICES DUE TO UNANTICIPATED PROBLEMS OR FAILURES COULD HARM OUR BUSINESS.

      Our technology resides on computer systems located in co-location facilities owned by GlobalCenter, Level(3) and AboveNet in New York City. This system's continuing and uninterrupted performance is critical to our success. Customers and job seekers may become dissatisfied by any system failure that interrupts our ability to provide our services to them, including failures affecting our ability to serve web page requests without significant delay to the viewer. Sustained or repeated system failures would reduce the attractiveness of our solutions to customers and job seekers and result in reduced traffic or contract terminations, fee rebates and makegoods, thereby reducing revenue.

      Slower response times or system failures may also result from straining the capacity of our software, hardware, or network infrastructure. To the extent that we do not effectively address any capacity constraints or system failures, our business, results of operations and financial condition could be materially and adversely affected.

      In addition, computer viruses may cause our systems to incur delays or other service interruptions and could damage our reputation and have a material adverse effect on our business, financial condition and results of operations. In June 1999, we detected a virus on a file server that supports our office equipment. The inadvertent transmission of computer viruses could expose us to a material risk of loss or litigation and possible liability. Moreover, if a computer virus affecting our system is highly publicized, our reputation could be materially damaged and our visitor traffic may decrease.

      Our operations are dependent on our ability to protect our computer systems against damage from fire, power loss, water damage, telecommunications failures, vandalism and other malicious acts, and similar unexpected adverse events. In addition, interruptions in our solutions could result from the failure of our telecommunications providers to provide the necessary data communications capacity in the time frame we require. Despite precautions we have taken, unanticipated problems affecting our systems have from time to time in the past caused, and in the future could cause, interruptions in the delivery of our solutions. Our business, results of operations and financial condition could be materially and adversely affected by any damage or failure that interrupts or delays our operations.

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

                       RISKS RELATED TO LEGAL UNCERTAINTY

WE MAY BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATIONS AND LEGAL UNCERTAINTIES AFFECTING THE INTERNET THAT COULD ADVERSELY AFFECT OUR BUSINESS.

      Legal uncertainties and new regulations could increase our costs of doing business, require us to revise our products or services, prevent us from delivering our products and services over the Internet or slow the growth of the Internet, any of which could increase our expenses, reduce our revenues or cause our revenues to grow at a slower rate than expected and materially adversely affect our business, financial condition and results of operations. Laws and regulations directly applicable to Internet communications, commerce, recruiting and advertising are becoming more prevalent, and new laws and regulations are under consideration by the U.S. Congress and state legislatures. Any legislation enacted or restrictions arising from current or future government investigations or policy could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as a communications, commercial, recruiting and advertising medium. The laws governing the Internet, however, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. In addition to new laws and regulations being adopted, existing laws may be applied to the Internet. Moreover, the laws and the interpretation of laws concerning the recruiting industry are constantly changing. New and existing laws may cover issues that include:

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

      In addition, any imposition of state sales and use taxes on the products and services sold over the Internet may decrease demand for products and services that we sell over the Internet. The U.S. Congress passed legislation in 1998 that limits for three years the ability of states to impose any new taxes on Internet-based transactions. Failure by Congress to renew this legislation and the subsequent imposition of state taxes on Internet-based transactions could adversely affect our future operating results which could result in a decline in our stock price.

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

DEFENDING AGAINST INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS COULD BE TIME CONSUMING AND EXPENSIVE, AND WE MAY BE LIABLE FOR INFRINGING THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS. IF WE ARE NOT SUCCESSFUL IN DEFENDING AGAINST THESE CLAIMS, WE COULD BE SUBJECT TO SIGNIFICANT DAMAGES AND THE DISRUPTION OF OUR BUSINESS.

      Successful intellectual property infringement claims against us could result in monetary liability or a material disruption in the conduct of our business. We cannot be certain that our products, content and brand names do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties. We expect that infringement claims in our markets will increase in number as more participants enter the markets. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. We may incur substantial costs and expenses in defending against these third party infringement claims, regardless of their merit.

WE MAY BE LIABLE AS A RESULT OF INFORMATION RETRIEVED FROM OR TRANSMITTED OVER THE INTERNET.

      We may be sued for defamation, civil rights infringement, negligence, copyright, patent or trademark infringement, personal injury, product liability or other legal claims relating to information that is published or made available on WWW.HOTJOBS.COM and the other sites linked to it. These types of claims have been brought, sometimes successfully, against online services in the past. We could also be sued for the content that is accessible from WWW.HOTJOBS.COM and through links to other Internet sites or through content and materials that may be posted by members in chat rooms or on bulletin boards. In addition, clients use our hiring management software to evaluate and make decisions on the resumes of applicants. In the event that one of our clients was sued alleging employment discrimination, we could be named in that lawsuit. We also offer email services, which may subject us to potential risks, such as liabilities or claims resulting from unsolicited email or spamming, lost or misdirected messages, security breaches, illegal or fraudulent use of email or interruptions or delays in email service. Our insurance does not specifically provide for coverage of these types of claims and therefore may not adequately protect us against these types of claims. In addition, we could incur significant costs in investigating and defending such claims, even if we ultimately are not liable. If any of these events occur, our revenues could be materially adversely affected.

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

o     market conditions in the technology and related sectors;

o     investor perception of us and online recruiting services in general;

o announcements by our competitors of new products and services or acquisitions; and

o     general economic conditions both in the U.S. and in foreign countries.

      Our stock price may also experience fluctuations due to approximately $4.2 million in non-cash deferred compensation that we expect to amortize through August 2003.

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

FUTURE SALES OF OUR COMMON STOCK MAY NEGATIVELY AFFECT OUR STOCK PRICE.

      The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or as a result of sales by our existing stockholders, or the perception that these sales could occur. We have and will continue to have a large number of shares of common stock outstanding and available for resale. These sales might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Unregistered shares of our common stock currently outstanding are eligible for sale without registration pursuant to Rule 144 under the Securities Act, subject to certain conditions of Rule 144 and certain lock-up agreements. On September 11, 2000, the SEC declared effective the registration statement for the resale of shares of our common stock held by the former shareholders of Resumix and certain of our existing stockholders who exercised their piggyback registration rights with respect to this registration statement. Sales of substantial numbers of these shares could depress the price of our common stock.

IT MAY BE DIFFICULT FOR A THIRD PARTY TO ACQUIRE HOTJOBS.COM, WHICH COULD DEPRESS OUR STOCK PRICE.

      Delaware corporate law, our amended and restated certificate of incorporation and bylaws, and our stock option plans contain provisions that could have the effect of delaying, deferring or preventing a change in control of HotJobs.com or our management that stockholders may consider favorable or beneficial. These provisions could discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include:

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

o immediate vesting of options issued under the stock option plans in connection with a change of control; and

o the payment of a cash distribution for surrendered options with limited stock appreciation rights upon the successful completion of a hostile tender offer for more than 50% of our outstanding voting stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK. We are exposed to changes in interest rates primarily due to our investment in short-term marketable securities, which are comprised of cash, Taxable Discount Commercial Paper and Dutch Auction Rate Securities with longer term maturities that generally reset at par every 35 days and may include municipal obligations, money market preferred stock and taxable debt. These investments are classified as available for sale securities and, therefore, any changes in the market's interest rates affect the value of the investment and such change in value is recorded as unrealized gains and losses. Our interest rate risk based on a hypothetical increase in interest rates of 100 basis points, for the financial instruments included in our portfolio, would be a decrease of approximately $85,000 in the value of our portfolio.

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

(d)  Use of Proceeds

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

     As of September 30, 2000, we had utilized all of the net proceeds of the IPO. The net proceeds were used for general corporate purposes, including increasing our sales and marketing efforts; developing our infrastructure, products and services; obtaining additional office space; hiring additional personnel; and possible acquisitions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this report:

     NUMBER                                 DESCRIPTION
    ----------    --------------------------------------------------------------
      3.1*        Amended and Restated Certificate of Incorporation.
      3.2*        Amended and Restated Bylaws.
      4.1*        Specimen Common Stock certificate.
      4.2         Please see Exhibits 3.1 and 3.2 for provisions of the
                  Certificate of Incorporation and Bylaws.
      27.1        Financial Data Schedule for the Period Ended September 30,
                  2000.

----------
 * Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-80367), as amended.


(b)   Reports on Form 8-K

We filed a Report on Form 8-K/A on July 24, 2000 to amend a filing on May 24, 2000 to include Item 7(a), the Financial Statements of Business Acquired and
Item 7(b), the Pro Forma Financial Information, for our Resumix acquisition.

                                    SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              HOTJOBS.COM, LTD.
                                                (REGISTRANT)


   DATED:  November 14, 2000                  BY: /s/ Lowell W. Robinson
                                                  --------------------------
                                                  Lowell W. Robinson
                                                  Chief Financial Officer
                                                  (Duly Authorized Officer and
                                                  Principal Accounting Officer)