Form 10-K
period 2000-12-31
HOTJOBS COM LTD
filed 2001-03-30
CIK 1087728

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____ to _____

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

                        406 WEST 31ST STREET, 9TH FLOOR
                               NEW YORK, NY 10001
             (Address and zip code of principal executive offices)
                                 (212) 699-5300
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days.   Yes [X]        No  [ ]

       Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in
  Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of February 28, 2001 was approximately $113,288,500 (based on the last reported sale price on the NASDAQ National Market on that date).

     The number of shares outstanding of the registrant's common stock as of February 28, 2001 was 37,136,169.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission for the Registrant's Annual Meeting of Stockholders to be held in May 2001 are incorporated by reference in Part III of this Annual Report on Form 10-K.


================================================================================

                               HOTJOBS.COM, LTD.
                          2000 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS


      ITEM                                                                                         PAGE NO.
      ----                                                                                         --------
                                                 PART I

       1.    Business..................................................................................   3

       2.    Properties................................................................................  26

       3.    Legal Proceedings.........................................................................  26

       4.    Submission of Matters to a Vote of Security Holders.......................................  26

                                                 PART II

       5.     Market for Registrant's Common Equity and Related Stockholder Matters....................  26

       6.     Selected Consolidated Financial Data.....................................................  27

       7.     Management's Discussion and Analysis of Financial Condition and Results of Operations....  29

       7A.    Quantitative and Qualitative Disclosures About Market Risk...............................  36

       8.     Consolidated Financial Statements and Supplementary Data.................................  36

       9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.....  57

                                                PART III

       10.    Directors and Executive Officers of the Registrant.......................................  57

       11.    Executive Compensation...................................................................  57

       12.    Security Ownership of Certain Beneficial Owners and Management...........................  57

       13.    Certain Relationships and Related Transactions...........................................  57

                                                 PART IV

       14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K .........................  57



The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations, assumptions, estimates and projections about HotJobs and our industry. These forward-looking statements are subject to the many risks and uncertainties that exist in our operations and business environment that may cause actual results, performance or achievements of HotJobs to be different from those expected or anticipated in the forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. HotJobs' actual results and the timing of certain events could differ significantly from those anticipated in such forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this report in the section entitled "Risk Factors" and the risks discussed in our other Securities and Exchange Commission ("SEC") filings. The forward-looking statements included in this report reflect the beliefs of our management on the date of this report. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events or circumstances occur in the future.

                                     PART I

ITEM 1.  BUSINESS.

OVERVIEW

HotJobs is a leading provider of comprehensive online recruiting solutions for employers, staffing firms and job seekers. Our solutions include HotJobs.com, our popular consumer job board; AgencyExchange, a business-to-business exchange between employers and staffing firms; applicant tracking software; HotJobs Career Expos; and online advertising. HotJobs believes that employers and staffing firms will increasingly utilize the Internet to improve their recruiting processes. HotJobs further believes that our suite of products and services enables our customers to leverage the global reach and lower cost and real-time communication enabled by the Internet while retaining many of the positive attributes of traditional recruiting methods. We developed these products and services based on our experience in the recruiting industry and our in-depth understanding of the needs of job seekers, employers and staffing firms.

The majority of our revenues are recurring and are primarily derived from employer memberships to HotJobs.com. HotJobs.com allows job seekers to identify, research, evaluate and apply to job opportunities from employers or staffing firms or both, while enabling them to restrict access to their resumes. Over 9,100 companies subscribe to HotJobs.com, which allows them access to a database of job seekers with a back-end system that provides them with the tools to post, track and manage job openings. Through AgencyExchange, a business-to- business exchange between member employers of HotJobs.com and staffing firms, staffing firms can post jobs to and receive resumes from HotJobs.com to more effectively manage their relationships with their clients online. As of February 15, 2001, more than half of the FORTUNE 500(R) companies used a HotJobs product or service.

Our revenues increased from approximately $20.7 million for the fiscal year ended December 31, 1999, to approximately $96.5 million for the fiscal year ended December 31, 2000. Media Metrics ranked HotJobs third in our market in unique visitors at the end of 2000, up from sixth at the end of 1999. We ended 2000 with 2.8 million registered job seekers, up from 800,000 at the end of 1999.

HotJobs was incorporated in Delaware in February 1997 as Hot Jobs, Inc. We changed our name to HotJobs.com, Ltd. on September 23, 1998. Our principal executive offices are located at 406 West 31st Street, 9th Floor, New York, NY 10001. The telephone number at that location is (212) 699-5300.

RECENT DEVELOPMENTS

Effective March 1, 2001, Dimitri J. Boylan, our Chief Operating Officer and a Director, was appointed acting President and Chief Executive Officer. Richard S. Johnson, who founded HotJobs, resigned as Chief Executive Officer and President. Mr. Johnson will continue in his position as Non-Executive Chairman of the Board of Directors and will focus on new markets and strategic development for HotJobs. Mr. Boylan will serve as acting President and Chief Executive Officer while we undertake a search for a permanent Chief Executive Officer, a position for which Mr. Boylan is a candidate.

INDUSTRY BACKGROUND

RECRUITING MARKET

We believe that companies cannot be competitive without implementing successful, efficient recruiting practices. Prior to the advent of the Internet, companies traditionally relied on a combination of four recruiting methods. These four methods include newspaper classifieds and other print advertisements, traditional career expos, on-campus recruiting and internal referral programs. The key limitations of each of these methods include:

Newspaper Classifieds and Other Print Advertisements

     . multiple intermediaries including media buyers are typically involved before an advertisement is placed;

     . job advertisements run for a fixed period of time, which may be longer or shorter than the time needed to fill the position; and

     . it is costly to provide a full description of either the employer or the job opportunity and to advertise jobs nationally.

Traditional Career Expos

     . employers have limited time to meet with job seekers whom they have not pre-screened; and

     . job seekers often must visit each company's booth prior to determining the specific jobs that are available.

On-Campus Recruiting

     . the number of candidates requesting interviews typically exceeds the employers' available time slots; and

     . employers must visit multiple campuses and have limited time to meet with all qualified candidates.

Internal Referral Programs

     . incentive programs may divert an employee's attention away from performing his or her job, thereby reducing productivity; and

     . referring employees may be more concerned about the quantity than the quality of referrals.

ONLINE RECRUITING MARKET

The Internet is an increasingly significant global medium for communications, content and commerce. Growth in Internet usage has been fueled by a number of factors, including the availability of a growing number of useful products and services, the large and growing installed base of personal computers in the workplace and home, advances in the performance and speed of personal computers and modems, improvements in network infrastructure, easier and cheaper access to the Internet and increased awareness of the Internet among businesses and consumers.

The increasing functionality, accessibility and overall usage of the Internet and online services have made them an attractive commercial medium. Thousands of companies have created corporate Websites that feature information about their product offerings and advertise employment opportunities. Through the Web, Internet content providers are able to deliver timely, personalized content in a manner not possible through traditional media. Internet content can be continuously updated, distributed to a large number of consumers on a real-time basis and accessed by users at any time. Industry publications indicate that the historical and projected adoption of online/Internet services represents a faster rate of penetration than occurred with traditional media, such as radio, broadcast television and cable television.

The emergence of the Internet has created an opportunity to connect job seekers, employers and staffing firms more efficiently and cost effectively when compared to traditional recruiting methods. Online recruiting automates the recruiting process, providing more informative and responsive interaction between job seekers, employers and staffing firms, and has the potential to lower the cost and time to hire. For job seekers, online recruiting can provide the ability to rapidly and more easily build, update and distribute their resumes, conduct job searches and gather information about employers and staffing firms. Online recruiting can also help to reduce the time of a job search by permitting job seekers to define their specific job needs. Job seekers can choose to be contacted automatically when desired jobs become available. Job seekers are empowered with access to an aggregation of information about employment opportunities worldwide not previously available to them in one place. Online recruiting is also proving to be attractive to employers because online job advertisements can be accessed by job seekers anywhere in the world at anytime and more cost effectively than print media. In addition, we believe that online recruiting provides benefits to staffing firms, including the ability to market additional candidates, manage and create client relationships and find additional positions to fill. Forrester Research, Inc. estimates that online spending by employers for recruitment will grow from $411 million in 1999 to $4.0 billion in 2005.

OUR PRODUCTS AND SERVICES

HOTJOBS.COM

HotJobs.com, our popular employment exchange, empowers both job seekers and member employers by providing them with the tools and functionality to plan, execute, monitor and control their employment searches. In addition, through AgencyExchange, staffing firms can post jobs directly to HotJobs.com. Key benefits to job seekers and member employers are set forth below.

Benefits to Job Seekers.

HotJobs.com empowers job seekers to find employment opportunities posted directly by employers, staffing firms or both at no cost to the job seeker. Key features of HotJobs.com for job seekers include:

     . Direct Access to a Large and Growing List of Employers. HotJobs.com offers job seekers direct access to job postings from over 9,100 member employers, as well as employers that post single job advertisements and from staffing firms. Unlike most online recruiting services, HotJobs.com creates a distinction between jobs posted by staffing firms and jobs posted by employers. This feature gives job seekers a choice to search jobs posted by employers, staffing firms or both. Job seekers can search for and apply to specific job openings or submit their resumes to our resume database, providing our member employers with access to their resumes unless blocked by the job seeker. Job seekers have the choice to submit their resumes to staffing firms as well.

     . Personalization. Through HotJobs.com, job seekers can create a MyHotJobs account, which is a personalized career management page provided free of charge. As of February 28, 2001, there were more than
          3.5 million MyHotJobs accounts. Using MyHotJobs, job seekers have the tools to manage the entire job search process, including the ability to store their resumes and cover letters.

     . Job Search Agents. HotJobs.com also provides job seekers with the ability to set up personal job search agents, enabling them to create customized and automated searches based on their specifications, such as job type or geographic preference. Job search agents continually scan the entire HotJobs.com database for opportunities that match the specifications and deliver the leads to the job seekers' e-mail addresses, even while they are offline.

     . Job Search Tools. HotJobs.com allows job seekers to search for jobs by keyword, company name, location, industry channel and experience level. Job seekers can store job search information, multiple job search results and cover letters related to specific job inquiries. In addition, with Resume Builder, a tool that guides job seekers through the resume creation process, job seekers can create a resume that is HTML formatted for submission to HotJobs.com.

     . Privacy. Through the use of the HotBlock(TM) feature, job seekers can choose which employers have access to their resumes. With this feature, job seekers can eliminate unwanted solicitations and limit detection by their current employers who are members of HotJobs.com. In contrast, the privacy feature offered by most other job boards merely allows the job seeker to leave out their name or current employer from their profile so that anyone can view the profile while hiding the identity of the job seeker. With HotBlock, job seekers can allow interested employers to see full information about the job seeker.

     . Ability to Track Success. HotJobs.com's proprietary reporting and tracking software tools allow job seekers to gauge the success of their job searches. Job seekers can keep track of currently active jobs for which they have applied. In addition, job seekers can analyze the effectiveness of their job searches by tracking the number of times their resumes appear in an employer's search and are subsequently viewed.

     . Detailed Current Information. HotJobs.com provides in-depth company and job descriptions, enabling job seekers to apply for those jobs for which they are most qualified and minimizing the need for additional research. Additionally, each job posting includes a date stamp, giving the job seeker information about the age of a particular job posting.

     . Career Channels. Job seekers can also search HotJobs.com by channels, such as health care, marketing, public sector, technology and telecommunications, which allows them to narrowly target their job searches. Using career channels simplifies a job search, giving a candidate the ability to sort by specific job interests and experience.

     . Career Resources. HotJobs.com provides job seekers with career resources that include career-related tools and calculators, industry-specific message boards and a bookstore. We provide career and industry news from a wide variety of sources along with featured partner content and original HotJobs.com editorial content. In November 2000, we launched our job seeker newsletter, Work Sheet, which quickly surpassed the 100,000-subscriber level.

Benefits to HotJobs.com Member Employers.

HotJobs.com provides employers with a comprehensive Internet-based recruiting solution focused on reducing the cost and time to hire a new employee. We developed our solution to provide employers with access to a high quality pool of job seekers and the tools necessary to manage the workflow involved in the recruiting process. HotJobs.com allows multiple recruiters in a large organization to work together with the objective of hiring more efficiently. Key benefits of HotJobs.com for member employers include:

     . Flexible Pricing Model. HotJobs.com offers employers a fully automated, cost-effective means to recruit job seekers online. The HotJobs.com pricing model allows employers to choose between different levels of service to meet their needs. Depending upon the employer's requirements, employers may choose to post jobs, search the resume database or both.

     . Direct Access to a Large Number of Job Seekers. Through HotJobs.com, we offer member employers access to our growing job seeker database. Only HotJobs.com member employers can search the resume database. The resume database is searchable by job preference, experience level and salary, among other criteria, to allow member employers to more accurately select candidates that meet their needs. In addition, member employers can create search agents that work 24-hours-per-day to e-mail candidates that meet specified criteria.

     . Job Posting, Tracking and Management Tools. HotJobs.com allows employers to create a profile page that includes their logo, an overview and a link to their corporate Website. HotJobs.com provides member employers the ability to post, track and manage job openings. From their desktop, member employers can access statistics that show the number of resumes received per job through HotJobs.com, the number of times a job came up in job seeker searches and the number of times job seekers clicked on the job. In addition, HotJobs.com enables a member employer to edit a posting, refresh a posting or remove a posting once a position has been filled and replace it with a new posting, at no additional charge. We believe that this reduces unnecessary expenditures of time and money characteristic of traditional recruiting methods.

     . Reduce Unwanted Resumes. Because we do not charge on a per-word basis, HotJobs.com allows employers to provide in-depth job descriptions, allowing candidates to self-select jobs for which they are qualified. Additionally, employers can pre-screen applicants using online testing and remove a job posting as soon as it is filled. We believe that these functions minimize the receipt by employers of unqualified or untimely resumes.

     . Distribution of Job Postings. Through our relationships with third-party Websites, we are able to offer our member employers the ability to place their HotJobs.com job postings onto high-traffic third-party Websites such as America's Job Bank, at no additional cost.

     . Vendor Management. HotJobs.com member employers can manage their relationships with their outside staffing vendors. Employers can either request staffing firms to submit candidate profiles to their job postings or perform searches of the AgencyExchange database. Staffing firms interact with HotJobs.com member employers only when invited to do so by the member employer.

     . Communities. We recently opened HR Exchange, a forum where HotJobs.com member employers can discuss shared interests, network, get expert opinions and advice from industry insiders and debate current issues and trends. We have also created a corporate newsletter entitled Req Sheet, which is a digest of recent stories affecting human resources professionals.

     . Customer Service. Each member employer has a dedicated account manager, reachable via phone or e-mail. Account managers offer support or assistance with specific issues, and they also provide ongoing training and assistance.

AGENCYEXCHANGE

AgencyExchange is an online business-to-business exchange between employers and staffing firms, as well as a tool through which staffing firms can market their open positions on HotJobs.com. Prior to 2001, HotJobs was not generating revenue from staffing firms. The launch of AgencyExchange allows HotJobs to generate revenue from staffing firms. Creating AgencyExchange as a separate exchange from HotJobs.com enables HotJobs to allow staffing firms to post jobs directly to HotJobs.com. Jobs posted by staffing firms are clearly marked so that job seekers will know whether they are applying to a job posted by an employer or a staffing firm.

Benefits to Staffing Firms.

     . Online Directory. Through AgencyExchange, staffing firms can create profiles for their firm as well as for their individual recruiters. Employers that are members of HotJobs.com, as well as job seekers can search these profiles. HotJobs.com member employers can search these profiles through an online directory accessible through their HotJobs.com desktop, and job seekers can search these profiles through HotJobs.com. The publication of these profiles gives staffing firms the ability to market themselves directly to employers as well as job seekers. Information in the profile includes specialty, niche, geographical focus, fees, terms, representative placements, Website information and contact information.

     . Candidate Marketing. Staffing firms have the ability to market the profiles of their candidates to HotJobs.com member employers. These candidate profiles are located in a separate database and they do not include the contact information of the candidate. Therefore, our member employers must contact the staffing firm to have access to the candidate, allowing the staffing firm to establish new relationships and deepen existing relationships. We believe that AgencyExchange allows staffing firms to more effectively market excess candidate inventory.

     . Manage Existing Relationships. Through AgencyExchange, staffing firms can manage existing client relationships online. HotJobs.com member employers can submit job requisitions to preferred vendors. AgencyExchange also provides organizational tools that allow staffing firms to manage their candidates online.

     . Search Job Requisitions. Recruiters at staffing firms can search a database of job requisitions submitted by HotJobs.com member employers, and they can submit candidate profiles to these requisitions through AgencyExchange. These job requisitions have been made available to all staffing firms that are members of AgencyExchange.

     . Post Jobs to HotJobs.com. Through AgencyExchange, staffing firms can post jobs they have been engaged to fill, directly to HotJobs.com. Because these jobs are posted from AgencyExchange, they are clearly identified as jobs posted by staffing firms.

Benefits to Job Seekers.

     . Choice. Because jobs submitted by staffing firms are posted through AgencyExchange, they are clearly identified as jobs posted by staffing firms. When completing a search on HotJobs.com, job seekers can choose to search jobs posted by employers, staffing firms or both.

     . Privacy. Job seekers may choose to submit their resumes directly to a staffing firm. Therefore, job seekers have a choice as to whether they allow staffing firms to see their resumes.

Benefits to HotJobs.com Member Employers.

     . Increased Flexibility. HotJobs.com member employers can submit jobs to specific staffing firms or to all members of AgencyExchange to increase the chances of having jobs filled. AgencyExchange allows HotJobs.com member employers to actively seek out staffing firms and specific staffing firm recruiters that specialize in a particular industry or niche in a particular geographic area.

     . Vendor Management. HotJobs.com member employers can manage their relationships with their outside staffing vendors online. Employers can request staffing firms to submit candidate profiles to their job postings, or they can perform their own search of the AgencyExchange database. The Preferred Vendor section of AgencyExchange allows HotJobs.com member employers to distribute job orders to their preferred staffing firms without having to call, fax or e-mail each of the vendors individually. Staffing firms interact with HotJobs.com member employers only when invited to do so by the member employer. In addition, HotJobs.com member employers can receive candidate profiles from staffing firms and can organize these profiles by vendor or job requisition. This allows the corporate recruiter to manage candidates received from staffing firms in the same way it manages resumes received through HotJobs.com.

SOFTWARE

In May 2000, HotJobs acquired Resumix, a leading developer of applicant tracking software based in Sunnyvale, CA. We are continuing to integrate the operations of Resumix and the existing HotJobs software business under HotJobs Software. The HotJobs Software product suite consists of ASP (hosted) and client/server applicant tracking systems. HotJobs Software products automate and track the recruiting process from candidate sourcing to recruiting management, enabling recruiters to be more efficient and organizations to centralize and track their recruiting activities.

ASP software. Our current ASP software suite consists of hosted solutions targeted toward the enterprise and middle markets. Introduced in September 1997, Softshoe(R) Enterprise recruiting software is an end-to-end ASP recruiting solution that permits employers to manage their enterprise-wide recruiting process while leveraging the cost-efficiencies and global reach associated with the Internet. Our ASP software provides employers with a private label, publicly-viewed job board on their corporate Website that includes award-winning applicant tracking capabilities for recruiting management and applicant sourcing. With these tools, corporate recruiters can schedule and track the results of interviews and other recruiting events, as well as prepare detailed analyses of their company's recruiting efforts. Additional components available to Softshoe customers include job boards for internal job postings and referrals, as well as a vendor management tool to manage relationships with third-party recruiters. Softshoe also provides online reports and enables resume scanning for customers to have paper resumes scanned and then uploaded in batches electronically into their Softshoe database.

Recently, HotJobs released Softshoe version 2.2, which incorporated our patented skills matching technology. This technology surpasses standard keyword search capabilities through Artificial Intelligence access to over 25,000 skills and 10 million practical combinations of search terms. Softshoe provides a browser-based interface that allows multiple participants within an organization to coordinate their efforts in the recruiting process. These participants can include recruiters, system administrators, hiring managers and staffing vendors, each of whom can access an independent workstation with levels of information relevant to their involvement in the recruiting process. Softshoe can be configured to integrate with HotJobs.com, allowing users to automatically post their jobs to HotJobs.com and receive resumes from HotJobs.com directly into their Softshoe database. Recognizing that recruiters typically work with more than one job board, Softshoe's export capability allows users to post jobs created through the Softshoe system to other third-party job boards.

Client/server software. HotJobs Software also licenses and supports client/server software. Our client/server software is targeted toward enterprise customers that require internally-hosted business systems or integration with other back-office systems. This software automates the selection of qualified people for key positions within an organization to increase recruiter productivity, while allowing the organization to control the system.

Our client/server software matches resumes to open requisitions containing specific skill and experience criteria and produces a ranked list of qualified candidates. The client/server solution leverages the same Artificial Intelligence, skills base and search terms used in the Softshoe system; however, because the rules databases run locally, our client/server software customers can customize and augment the rules behind the matching technology to their specific industry. Recruiters can search the database at any time for resumes that match a list of desired or required skills and other criteria. Recruiters can then forward resume summaries to hiring managers and track each candidate through the review process.

HOTJOBS CAREER EXPOS

HotJobs conducts a series of career expos produced locally throughout the country known as HotJobs Career Expos (formerly WorkWorld(TM)). Unlike the traditional career expo model that leaves recruiters with thousands of paper resumes to sort through, HotJobs Career Expos are fully integrated into HotJobs.com, placing all job seeker information online. Job seekers can view a schedule of upcoming events and a list of participating employers, and they can apply directly to available jobs. At the career expo, job seekers can meet hiring managers at the companies they have targeted and meet with multiple companies in the same location on the same day. Exhibitors can set up customized search agents to receive e-mail notifications of qualified candidates, create personalized e-mails inviting candidates directly to their booths, post their booth numbers with their job postings on HotJobs.com and organize potential candidates in online folders. Exhibitors also have the opportunity to purchase co-branded advertising opportunities with HotJobs to encourage candidates to visit their booths. HotJobs Career Expos also serve as local marketing opportunities for HotJobs, providing a physical forum for HotJobs' account executives to meet their clients face-to-face.

ONLINE ADVERTISING

The HotMedia group sells advertising space on HotJobs.com. HotMedia provides an online advertising solution for companies seeking ways to drive additional traffic to their job postings and obtain additional exposure. The interactive advertising products include banners, sponsorship buttons, content-sponsored text links, keyword rights, e-mail newsletter ads, personal search agent newsletter ads, as well as splash pages and diversity programs.

STRATEGIC PARTNERSHIPS

HotJobs has entered into strategic partnerships with leading Websites across various industries to offer additional features to our job seekers, as well as create additional opportunities to generate revenue. For example, we recently entered into an agreement with CMP Media, publisher of InternetWeek, Dr. Dobbs' Journal, EE Times and over 100 other technology publications. Under the agreement, we will provide the job boards for these sites, which collectively reach over 3 million high-tech professionals. In addition, CMP's print sales forces will resell HotJobs.com single-ad job postings.

In an effort to make our partnerships more scalable, more efficient and cost effective, we recently launched an affiliate program, HotReach. We believe that this program will allow us to expand our presence within both the job seeker community and the hiring community. Using a third-party vendor, Commission Junction, HotReach will allow us to sign up affiliates and then compensate them for resumes or jobs posted to HotJobs.com through their Websites.

HOTJOBS' MARKET OPPORTUNITY

We believe that most of the advantages offered by Internet technology have not been fully realized in the recruiting market. While most online job boards have improved the aggregation of job postings and job seekers, they have not fundamentally improved workflow throughout the recruiting process. Additionally, even fewer firms offer Web-based commercial software applications to help employers manage their internal recruiting processes. We also believe that most employers and staffing firms are in the early stages of understanding how to use the Internet to increase their competitiveness in recruiting and placing employees, respectively.

In addition, we believe that the online recruiting market is only beginning to realize its full potential. For example, the Conference Board reports that its national Help Wanted Advertising Index fell from 89 in January 2000 to 76 in January 2001 against a backdrop of historically low unemployment, while online recruiting continued to grow. In fact, according to Forrester Research, the online recruiting market is expected to grow to over $4 billion in 2005.

We believe that many of the current online recruiting offerings suffer from the following limitations:

     . Lack of Privacy. HotJobs believes that many experienced professionals will not post their resumes on a job board if there is a chance that their current employers may detect them. For that reason, HotJobs offers HotBlock, which allows job seekers to choose which employers and staffing firms, if any, have access to their resumes.

     . Staffing Firm Postings. Many of the current online recruiting offerings give staffing firms unrestricted access to their sites and databases. As a result, job seekers do not know whether the jobs to which they are applying are from employers or staffing firms. HotJobs addresses this issue with AgencyExchange. AgencyExchange allows staffing firms to post jobs directly to HotJobs.com. Jobs posted to HotJobs.com by staffing firms are clearly identified, and job seekers can search the HotJobs.com database by jobs posted by employers, staffing firms or both.

     . Overwhelming Quantity. Many sites stress the size of their resume and job database, the number of people who visit their Website each month and the time visitors spend on their Website. We believe that this focus on quantity results in the recruiter receiving an excessive number of unwanted resumes and causes job seekers to feel overwhelmed by the results of their job searches. In addition, the functionality may be so confusing, causing the job seeker to increase the time spent on the Website. For these reasons, HotJobs created functionality that segments job postings by niche channels, such as technology and health care, as well as by jobs posted by employers and jobs posted by staffing firms. HotJobs.com also provides an easy interface that allows job seekers to begin searching for jobs in only a few clicks.

     . Lack of Functionality. Many online job boards serve only to attract candidates, without providing employers with the tools they need to manage the recruiting process within their organizations. Additionally, these job boards generally lack the ability to help employers compile and analyze job seeker data. HotJobs.com, however, provides a complete solution with back-end functionality that allows employers to post and manage job openings, as well as track their success.

     . Unfavorable Pricing Model. Most recruiting Websites charge companies to list openings for a fixed period of time on a price-per-ad basis, without allowing them to refresh these postings free of charge. HotJobs believes that the inability to refresh job postings is inefficient for companies with ongoing recruiting needs. Jobs that have been filled remain posted, attracting unwanted applicants, while unfilled jobs need to be posted again and again until a person is hired. As a result, HotJobs provides a flexible pricing model whereby employers pay a fee and can post, refresh and delete job postings at no additional cost. HotJobs recently introduced additional pricing packages that allow employers to pay to post jobs, search the resume database or do both for a fixed period of time.

     . Inability to Manage Recruiting Vendors. Other recruiting Websites do not provide the tools that their customers need to manage their relationships with outside vendors. HotJobs recognizes that its customers typically use a variety of recruiting resources, including staffing firms. With AgencyExchange, HotJobs.com member employers can manage their relationships with staffing firms online.

THE HOTJOBS STRATEGY

Our objective is to become the leading provider of online recruiting services, and to continue to expand our suite of products and services to expand revenue opportunities, increase customer acquisition and retention and convert more of our HotJobs.com visitors into registered job seekers. Key elements of the HotJobs strategy include:

     . Build Global Brand Awareness. HotJobs believes that it is essential to establish a strong global brand. We utilize an aggressive marketing program involving print, radio, outdoor, online and television marketing to promote HotJobs. We intend to expand our use of public relations, strategic alliances and other marketing programs designed to promote our global brand and build loyalty among our member employers, staffing firms and job seekers.

     . Accelerate New Subscriber Growth. We intend to accelerate the growth of our subscriber base by continuing to expand our sales force and locating in select markets throughout the United States. Generally, we have found greater success in obtaining member employers in markets in which we have a local presence, which provides us with a better understanding of a market's particular recruiting needs. In 2000, we opened offices in Miami, Washington, DC and Toronto.

     . Continue to Enhance Site Functionality and Features. HotJobs intends to provide the best available tools to empower job seekers, employers and staffing firms to more effectively manage their job seeking and recruiting processes. We are developing product and service enhancements aimed at member employers, job seekers and staffing firms to continue to improve our user interfaces, search capabilities, workflow and collaboration, data visualization, navigability, reporting and forecasting.

     . Deepen Relationships with Our Customers. We focus significant sales efforts on expanding our relationship with our customers by offering additional products and services. For example, we recently released AgencyExchange to enable our HotJobs.com member employers to better manage their relationships with third- party staffing vendors.

     . Pursue Strategic Acquisitions. From time to time, HotJobs evaluates acquisition and investment opportunities in complementary businesses, products and technologies. We explore opportunities that may accelerate our growth; add new content, advertisers, member employers and job seekers; develop new technologies; and penetrate new markets.

CUSTOMERS

Our HotJobs.com customer base included over 9,100 member employers in industries such as technology, financial services, health care, legal, professional services, retail and telecommunications, up from over 3,200 member employers at December 31, 1999. Our software customer base included over 300 companies. No one customer accounts for more than 5% of our revenues.

SALES AND MARKETING

As of December 31, 2000, our direct sales force for HotJobs.com and AgencyExchange consisted of 196 account executives located in Austin, Boston, Chicago, Miami, New York, San Francisco, Santa Monica, Sydney, Toronto and Washington, DC, up from 85 at December 31, 1999. In addition, we established a national accounts team comprised of some of our most experienced sales people to focus on large deals with large customers. We also have a separate sales force in HotJobs Software focused on selling licenses for our software products. Our sales strategy focuses on building market share, diversifying our customer base and upselling to our existing customers.

HotJobs obtains new members for HotJobs.com and AgencyExchange primarily through telemarketing directly to employers and staffing firms, as well as leads generated from online inquiries and referrals. In addition, HotJobs solicits subscribers for HotJobs.com and AgencyExchange through participation in industry trade shows and similar events. Our HotJobs Career Expos also provide additional local marketing opportunities. To encourage our account executives to maintain and build relationships with our customers, we pay them a monthly commission that is a fixed percentage of all periodic fees paid by the accounts with which they have established a relationship. This also creates an opportunity for account executives to sell other components of our online recruiting solution, such as private label job boards, participation in our HotJobs Career Expos and related advertising and promotional opportunities.

HotJobs utilizes a comprehensive marketing program involving print, radio, outdoor, online and television advertising to actively promote HotJobs as a leading provider of end-to-end recruiting solutions. In addition, we changed the name of our career expos from WorkWorld to HotJobs Career Expos to more effectively leverage the HotJobs brand. We also support a consistent direct marketing and educational campaign to our customers regarding online recruiting developments and practices. We plan to continue to use key marketing events, coupled with public relations efforts, to promote awareness of the HotJobs brand.

TECHNOLOGY

We developed our technology to serve a large volume of Web traffic in an efficient, scalable and available manner. The system updates its data files, providing useful search and statistical results to the user. We designed the platform to scale to support system and capacity expansion without the need to continually re-architect or acquire hardware/software systems.

All of our production Web servers and database servers are currently co-located at GlobalCenter and, to a lesser extent, Level (3) Communications, Web co-location facilities and Internet service providers, or ISPs. These facilities include features such as:

     .    protection against a power loss;

     .    multiple pathways for data to be passed to the Internet;

     . arrangements with other ISPs to exchange data in order to allow a packet of data to travel the shortest and least congested pathway;

     .    fire suppression; and

     . physical space that allows companies to grow without being limited by "environmental" factors while simultaneously providing sufficient bandwidth capacities.

Our contract with GlobalCenter began on September 15, 1999 and has a two-year term. Fees payable under our agreement with GlobalCenter will vary depending upon our space and usage.

Our software is written using open standards, such as ANSI C, C++, ECMA-262 Script and HTML, and interfaces with products from Oracle, Netscape Communications, Inc. and Thunderstone. Our template-based page generation using our proprietary tagging language allows for rapid deployment of user interface changes without the necessity to recompile code for minor changes.

We have standardized our hardware platform on Sun Microsystems servers, Oracle relational database management systems, Foundry Works(TM) networks and EMC/Clarion disk arrays. Our network topology is designed to sustain multiple failures by various components without down-time.

COMPETITION

The market for our products and services is relatively new and rapidly evolving, intensely competitive and highly fragmented and is characterized by the pressure to incorporate new technologies and capabilities. We face competition from a number of sources, including companies that offer a single database job board solution on a broad scale or focused on a particular industry sector, as well as newspapers, magazines and other traditional media companies. We also compete with large Internet information hubs or portals, recruiting software companies and career expo companies. In addition, we compete with companies that provide a combination of some or all of these offerings. We may experience competition from potential customers to the extent that they develop their own online recruiting offerings internally. In addition, we compete with traditional recruiting services, such as staffing firms, for a share of employers' total recruiting budgets. We expect to face additional competition as other established and emerging companies, including print media companies and staffing firms with established brands, enter the online recruiting market.

Many of our current and potential competitors have longer operating histories, and some have greater financial, management, technological, development, sales and marketing and other resources and larger customer bases than we do. These factors may allow them to respond more quickly than we can to new or emerging technologies and changes in customer requirements. It may also allow them to devote greater resources than we can to the development, promotion and sale of their products and services. These competitors may also engage in more extensive research and development, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential employees and strategic partners. We cannot assure you that our competitors will not develop or acquire products or services that are equal or superior to our solutions or that achieve greater market acceptance than our solutions. In addition, current and potential competitors are making and are expected to continue to make strategic acquisitions or establish cooperative or, in some cases, exclusive relationships with significant companies or competitors to expand their businesses or to offer more comprehensive solutions.

We are also subject to the risk that our current and potential customers may perceive our competitors' products or services to be superior to or more dependable than ours for reasons beyond our control. For example, we believe that our customers and potential customers closely follow the reports of third-party companies that attempt to measure the popularity of Websites within the online recruiting industry. If such a measuring firm were to alter its methodology for assessing the popularity of Websites in a way that caused our Website to appear relatively less popular than our competitors', we could lose current and potential customers. In addition, due to the difficult economic and financial conditions faced by Internet-oriented companies generally, potential customers may elect not to purchase our products or services but rather to obtain the services of one of our larger, better financed and better diversified competitors.

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

Due to competition, we may experience reduced margins on our products and services, loss of market share or less use of HotJobs.com by job seekers and our customers. If we are not able to compete effectively with current or future competitors as a result of these and other factors, our revenues could be materially adversely affected.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

An increasing number of laws and regulations in the United States and abroad pertain to the Internet, including laws or regulations relating to user privacy, liability for information retrieved from or transmitted over the Internet, online content regulation and domain name registration. Moreover, the applicability to the Internet of existing laws governing issues such as intellectual property ownership and infringement, copyright, patent, trademark, trade secret, obscenity, libel, employment, personal privacy and other torts is uncertain and developing. In addition, a number of legislative and regulatory proposals are under consideration by federal, state, local and foreign governments. For these reasons, we may become subject to increasing government regulation that may be burdensome and add additional costs to operating our business on the Internet or decrease demand for our services.

Privacy Concerns. Government agencies have adopted some and are considering adopting additional regulations regarding the collection and use of personal identifying information obtained from individuals when accessing Websites. While we have implemented and intend to implement additional programs designed to enhance the protection of the privacy of our users, these programs may not conform to any regulations adopted by these agencies. In addition, these regulatory and enforcement efforts may adversely affect the ability to collect demographic and personal information from users, which could have an adverse effect on our ability to provide our customers with demographic information. In addition, the European Union (the "EU") has adopted a directive that imposes restrictions on the collection and use of personal data concerning EU residents, and on the transfer of that data outside of the EU. The directive imposes restrictions that are more stringent than current Internet privacy standards in the United States and many other countries. In response to the EU directive, which prohibits the transfer of data to countries that are not deemed to have laws that adequately protect privacy rights, other countries have adopted or are considering adopting laws and regulations regarding the collection and use of personal data that meet the EU's standard for adequacy. The EU directive and privacy acts of other countries may adversely affect the activities of entities such as HotJobs that engage in data collection from users in the applicable countries.

Domain Names. Domain names are the user's Internet "addresses." The current system for registering, allocating and managing domain names took effect in November 1999 and is rapidly evolving. Already, a uniform domain name dispute resolution policy has replaced the previous dispute policy administered by Network Solutions, Inc. In addition, the Anticybersquatting Consumer Protection Act was enacted and went into effect on November 29, 1999. Moreover, it is likely that new top-level domains such as .info, .name, .pro and .biz will be added to supplement the existing .com, .net and .org generic top-level domains. Through an affiliate, HotJobs registered the domain name "hotjobs.com" on January 10, 1996, which became registered in the name of HotJobs on December 11, 1997.

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

There can be no assurance that other current or new government laws and regulations, or the application of existing laws and regulations, will not subject us to significant liabilities, significantly dampen growth in Internet usage, prevent us from offering certain Internet content or services or otherwise cause a material adverse effect on our business, financial condition or operating results.

INTELLECTUAL PROPERTY

Our success and ability to compete depends to a significant degree upon the protection of our proprietary technology and content, on the goodwill associated with the HotJobs brand name and our other trademarks, service marks, patents and other proprietary rights. The unauthorized reproduction or other misappropriation of our proprietary technology, content and brand could enable third parties to benefit without payment to us. If this were to occur, our business could be materially adversely affected. We rely upon a combination of copyright, patent, trade secret and trademark laws and non-disclosure and other contractual arrangements to protect our intellectual property rights. We also assert common law protection on certain names and marks that we have used in connection with our business activities. A substantial amount of uncertainty exists concerning the application of copyright laws to the Internet, and there can be no assurance that existing laws will provide adequate protection for our original content. In addition, because copyright laws do not prohibit independent development of similar content, there can be no assurance that copyright laws will provide any competitive advantage to us. The steps we have taken to protect our proprietary rights, however, may not be adequate to deter misappropriation of all proprietary information.

We rely on trade secret and copyright laws to protect the proprietary technologies that we have developed to manage and improve our Websites, but there can be no assurance that such laws will provide sufficient protection to us, that others will not develop technologies that are similar or superior to ours or that third parties will not copy or otherwise obtain and use our technologies without authorization. We have filed patent applications with respect to certain of our software systems, methods and related technologies, but there can be no assurance that such applications will be granted or that any future patents will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide us with a competitive advantage. In addition, we rely on certain technology licensed from third parties, and we may be required to license additional technology in the future, for use in our software and providing related services to customers. Our ability to generate fees from Internet commerce may also depend on data encryption and authentication technologies that we may be required to license from third parties. There can be no assurance that these third-party technology licenses will be available or will continue to be available to us on acceptable commercial terms or at all. The inability to enter into and maintain any of these technology licenses could have a material adverse effect on our business, financial condition and operating results.

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

We filed with the U.S. Patent and Trademark Office an application to register the service mark WWW.HOTJOBS.COM for "providing a Web site in the field of employment opportunities and career placement which offers the exchange of information." The PTO initially refused registration, based on two existing U.S. trademark registrations. We have since overcome the PTO's refusal to register our mark, and the PTO has authorized the mark to be published for opposition, the final step before issuance of registration. We cannot assure you that we will secure a federal registration of the mark WWW.HOTJOBS.COM. In addition, in May 1998, a third party made claims of prior use and ownership of "hotjobs" as a trademark. We investigated these claims and did not find them to have any verifiable basis. We responded accordingly on June 1, 1998, and we have not received any further correspondence. An adverse outcome to any litigation related to these claims, should it occur, could result in us being limited or prohibited from further use of the WWW.HOTJOBS.COM service mark and related marks in the future. At this time, we are not able to evaluate the likelihood of any subsequent actions related to those claims or an unfavorable outcome in the event such claims are reasserted, or to estimate the amount or range of any related potential loss.

We currently hold U.S. trademark registrations of the following marks: For All That Surfing You Need the Right Board(R), Reslex(R), Resumix(R), Softshoe(R), The Experienced Professional's Job Board(R) and The Web's Hottest Jobs(R). Effective trademark protection may not be available in all countries in which we intend to conduct business. Policing unauthorized use of our marks is also difficult and expensive. In addition, it is possible that our competitors will adopt product or service names similar to ours, impeding our ability to build brand identity and possibly leading to customer confusion.

EMPLOYEES

As of December 31, 2000, we employed approximately 665 people, up from 207 people at December 31, 1999, of who 339 worked in sales, marketing, client services and business development, 256 were software and technology personnel and 70 were finance, administration, human resources and corporate operations personnel. From time to time, we employ independent contractors and consultants to support research and development, marketing and sales and business development. None of our employees are represented under collective bargaining agreements. We consider our employee relations to be good.

                                  RISK FACTORS

An investment in HotJobs involves a high degree of risk. You should consider carefully the following information about these risks, together with the other information contained in this report, before deciding whether to invest in shares of our common stock. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer. In this case, the market price of our common stock could decline, and you could lose all or part of your investment.

          RISKS RELATED TO OUR FINANCIAL CONDITION AND BUSINESS MODEL

OUR LIMITED OPERATING HISTORY MAKES EVALUATING AN INVESTMENT IN HOTJOBS
DIFFICULT.

We were incorporated and began generating revenues in February 1997. Accordingly, we have only a limited operating history for you to evaluate our business and prospects. We face risks and uncertainties relating to our ability to successfully implement our strategy. You must consider the risks, expenses, difficulties and uncertainties that a company in a new and rapidly evolving market like ours faces. Some of these risks include:

     .    ability to sustain historical revenue growth rates;

     . ability to implement our business model and strategy and adapt and modify them as needed;

     .    ability to increase awareness of our brand;

     . managing our expanding operations, including the integration of acquisitions;

     .    competition;

     .    attracting, retaining and motivating qualified personnel;

     .    maintaining our current, and developing new, strategic relationships;

     . ability to anticipate and adapt to the changing Internet market and any changes in government regulation; and

     . attracting and retaining a large number of member employers, staffing firms and job seekers for our exchanges and licensees for our software.

We also depend on the growing use of the Internet for recruiting purposes and on general economic conditions. If we cannot address these risks and uncertainties or are unable to execute our strategy, we may not be successful and current evaluations of our business and prospects may prove to be inaccurate.

WE WILL FACE TECHNICAL, OPERATIONAL AND STRATEGIC CHALLENGES THAT MAY PREVENT US FROM SUCCESSFULLY INTEGRATING RESUMIX AND HOTJOBS.

Our acquisition of Resumix involves risks related to the integration and management of acquired technology, operations and personnel. The integration of HotJobs and Resumix has been and will continue to be a complex, time-consuming and expensive process and may disrupt our business if not completed in a timely and efficient manner. We may not be able to integrate our systems and operate effectively as a combined organization.

We have in the past and may in the future encounter substantial difficulties, costs and delays in integrating the Resumix operations, including:

     .    incompatibility of business cultures and operations;

     .    potential loss of customers;

     . difficulty of incorporating acquired technology into our products and services;

     . potential conflicts in distribution, marketing or other important relationships;

     . difficulty maintaining uniform standards, controls, procedure and policies;

     .    the loss of key employees; and

     . the potential disruption of HotJobs' core business and the diversion of management's attention from ongoing business concerns.

In addition, although a legal and financial analysis of Resumix was performed before we purchased Resumix, it is possible that the analysis did not uncover every risk inherent in acquiring the business of another company. Although the shareholders of Resumix have agreed to indemnify us for the losses arising from some of these risks, the indemnification does not cover all losses, and may be inadequate to cover losses that are indemnified. In such event, it is likely we would not realize the anticipated benefits of the acquisition and our stock price could decline.

WE HAVE NOT BEEN PROFITABLE, AND WE EXPECT OUR LOSSES TO CONTINUE.

We have never been profitable. For the year ended December 31, 2000, we incurred a net loss of approximately $46.3 million. At December 31, 2000, we had an accumulated deficit of approximately $83.5 million. In connection with our acquisition of Resumix, the three-year amortization of related goodwill will be a charge to our operating results. We expect to continue to lose money in the foreseeable future. Although our revenues have grown in recent quarters, we cannot assure you that we will achieve sufficient revenues to achieve profitability. Our ability to become profitable depends on our ability to generate and maintain greater revenues while incurring reasonable expenses. If our revenues grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to achieve or sustain profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Our inability to achieve or maintain profitability or positive cash flow could result in disappointing financial results, impede implementation of our growth strategy or cause the market price of our common stock to decrease.

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

You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. Factors that may affect our quarterly results include:

     . mismatches between resource allocation and consumer demand due to difficulties in predicting consumer demand in a new market;

     .    changes in our pricing policies or those of our competitors;

     . the demand for and acceptance of our Website, products, product enhancements and services;

     .    the hiring cycles of employers;

     . the timing, amount and mix of subscription, license and service payments;

     .    the timing and integration of acquisitions;

     . changes in general economic conditions, such as recessions, that could affect recruiting efforts generally and online recruiting efforts in particular;

     .    the magnitude and timing of marketing initiatives;

     .    the maintenance and development of our strategic relationships;

     . the introduction, development, timing, competitive pricing and market acceptance of our products and services and those of our competitors;

     .    the attraction and retention of key personnel;

     .    our ability to manage our anticipated growth and expansion;

     .    our ability to attract and retain customers;

     .    our ability to attract qualified job seekers; and

     . technical difficulties or system downtime affecting the Internet generally or the operation of our products and services specifically.

As a result of the factors listed above and because the online recruiting market is new and it is difficult to predict demand, it is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. This could cause our stock price to decline. If revenues fall below our expectations in any quarter and we are unable to quickly reduce our spending in response, our operating results would be lower than expected and our stock price may fall.

OUR BUSINESS MODEL IS UNPROVEN AND MAY NOT BE ADAPTABLE TO A CHANGING MARKET.

If we are not able to anticipate changes in the online recruiting market or if our business model is not successful, we may not be able to expand our business or successfully compete with other companies, which could have a material adverse effect on our business, results of operations and financial condition. Our current business model depends to a significant extent on revenue from member employers using HotJobs.com and hosting and maintenance fees associated with our software.

Our revenue model and profit potential are unproven. If current customers decide to discontinue any of our services and we are unable to replace them with new customers, our revenues could decrease or grow at a slower rate than expected. It is possible that we will be required to further adapt our business model in response to additional changes in the online recruiting market or if our current business model is not successful.

WE HAVE RECENTLY CHANGED OUR METHOD OF PRICING MEMBERSHIP TO HOTJOBS.COM, WHICH MAY DECREASE THE NUMBER OF JOB OPPORTUNITIES AND MEMBER EMPLOYERS AND MAY RESULT IN DECREASED OR LESS PREDICTABLE REVENUE STREAMS.

In February 2001, we began to offer fixed price packages based on length of commitment and usage. Customers may purchase a package that allows them to post jobs on HotJobs.com, search the resume database or both. This change went into effect for new customers. It is possible that we will make additional pricing changes in the future. Because we made this change so recently, we cannot assess the impact of the change on our ability to generate revenues, or the success of the change. We do not know whether potential customers will accept our new pricing model. For example, as a result of the pricing change, the number of job opportunities posted on HotJobs.com may decrease. In the event the number of job opportunities in our database materially decreases, job seekers may find that HotJobs.com is not as useful as other online recruiting sites. A decrease in the number of job seekers on HotJobs.com may cause a further reduction in the number of job opportunities posted or additional services purchased. Job seekers may not post their resumes on HotJobs.com, which would reduce the number of employers willing to pay to access our resume database. These changes may reduce our revenues.

In addition, employers that sign up for fixed-term commitments have no obligation to purchase any of our service offerings after their commitment period expires. As a result, a customer that generates substantial revenue for us in a particular month may not do so in a later month. We must continually maintain existing accounts and establish and develop new accounts with employers. If we fail to do so, our revenue could fluctuate, which may cause us to fail to meet expectations in the marketplace, and our stock price may decline.

WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT FUNDS TO GROW OUR BUSINESS AND ANY ADDITIONAL FINANCING MAY BE ON TERMS ADVERSE TO THE INTERESTS OF OUR STOCKHOLDERS.

Based on our current operating plan, we anticipate that our available funds will be sufficient to satisfy our anticipated needs for working capital, capital expenditures and business expansion for at least the next 12 months. After that time, or in the event that we do not meet our operating plan, we may need additional capital. We may need to raise additional funds in order to fund our anticipated growth and brand and product development or for the acquisition of complementary businesses, technologies and services. Obtaining additional financing will be subject to a number of factors including:

     .    market and economic conditions;

     .    our financial condition and operating performance; and

     .    investor sentiment.

These factors may make the timing, amount, terms and conditions of additional financing unattractive for us. If we are able to raise additional funds and we do so by issuing equity or convertible debt securities, holders of our common stock may experience significant dilution of their ownership interest and holders of these securities may have rights, preferences or privileges senior to those of the holders of our common stock. If we obtain additional financing by issuing debt securities or establishing a new credit facility, the terms of such securities or credit facility could restrict or prevent us from paying dividends and could limit our flexibility in making business decisions.

If additional financing is not available when required or on acceptable terms, we may be unable to fund our growth, successfully develop our brand and products, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business.

ECONOMIC FLUCTUATIONS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Online recruiting is a relatively new industry, and we do not know how sensitive we are to general economic conditions. The level of economic activity and employment in the United States and abroad may significantly and adversely affect demand for our services. When economic activity slows, many companies hire fewer permanent employees, and some companies engage in hiring freezes. A recession could cause employers to reduce or postpone their recruiting efforts generally, and their online recruiting efforts in particular. Therefore, a significant economic downturn or recession, especially in regions or industries where our operations are heavily concentrated, could have a material adverse effect on our business, financial condition and operating results. Further, we may face increased pricing pressures during such periods. There can be no assurance that during these periods our results of operations will not be adversely affected.

                   RISKS RELATED TO OUR MARKETS AND STRATEGY

WE MAY NOT BE ABLE TO DEVELOP AWARENESS OF OUR BRAND NAME.

We believe that continuing to build and maintain awareness of our brand name is critical to achieving widespread acceptance of our business and to sustaining or increasing the number of employers, staffing firms and job seekers who use our products and services. Brand recognition is a key differentiating factor among providers of online recruiting services, and we believe it could become more important as competition in the online recruiting market increases. In order to maintain and build brand awareness, we must succeed in our marketing efforts, provide high quality services and increase the number of high quality job seekers using HotJobs.com. If we fail to successfully protect, promote, position and maintain our HotJobs brand name, incur significant expenses in promoting our brand and fail to generate a corresponding increase in revenues as a result or encounter legal obstacles which prevent our continued use of our brand name, our business, results of operations and financial condition could be materially adversely affected.

WE MAY NOT BE ABLE TO SUCCESSFULLY INTRODUCE NEW OR ENHANCED PRODUCTS AND SERVICES.

The failure of any new or enhanced products and services to achieve market acceptance and generate revenue could have a material adverse effect on our revenues. In connection with the Resumix acquisition, we acquired several products that are being offered separately and that are also being integrated into our existing products and services. We may experience difficulty in marketing these products in conjunction with our products and services and integrating these products with our existing product and service offerings. We have recently introduced, and we expect to continue to introduce, enhanced products and services in order to generate additional revenues, attract and retain more customers, attract more job seekers to HotJobs.com and respond to competition. Any current or new or enhanced product or service we offer or introduce, including any new Internet-based service or Resumix product, that is not favorably received could damage our reputation and the perception of our brand name. In addition, any of these new products may contain design flaws or other defects that could require extensive modifications or require us to issue refunds to our customers. If we are required to bear significant expense as a result of product modifications or refunds or lose future business as a result of customer dissatisfaction, our results of operations could be materially adversely affected.

     WE MAY LOSE BUSINESS IF WE FAIL TO KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGIES AND CUSTOMER NEEDS. To remain competitive, we must continually improve the responsiveness, functionality and features of our products and services and develop other products and services that are attractive to job seekers and our customers. If we are unable to timely and successfully develop and introduce or acquire new services, products and enhancements to existing products and services in response to our industry's changing technological requirements, our revenues could be materially adversely affected. In addition, our current technology may not meet the future technical requirements of our customers. Trends that could have a critical impact on our success include:

     .    rapidly changing technology in online recruiting;

     . evolving industry standards, including both formal and de facto standards relating to online recruiting;

     .    developments and changes relating to the Internet;

     .    evolving government regulations;

     .    competing products and services that offer increased functionality;
          and

     .    changes in employer and job seeker requirements.

     WE MAY LOSE JOB SEEKERS IF OUR CONTENT IS NOT ATTRACTIVE TO THEM. Our future growth depends in part on our ability to attract job seekers who are qualified for the jobs posted by our customers. This in turn depends in part on our ability to deliver original and compelling content to these job seekers. We cannot assure you that our content will be attractive to Internet users. We also cannot assure you that we will be able to anticipate, monitor and successfully respond to rapidly changing consumer tastes and preferences to continue to attract a sufficient number of Internet users to HotJobs.com. Internet users can freely navigate and instantly switch among a large number of Websites. In addition, many other Websites offer very specific, highly targeted content. These sites could have greater appeal than HotJobs.com to particular groups within our target audience.

OUR BUSINESS AND GROWTH WILL SUFFER IF WE ARE UNABLE TO HIRE AND RETAIN HIGHLY SKILLED PERSONNEL.

If we are unable to hire and retain highly skilled personnel, our growth may be restricted, the quality of our products and services may be reduced and our revenues may be reduced or grow at a slower rate than expected. Our future success depends on our ability to attract, train, motivate and retain highly skilled employees. In connection with the Resumix acquisition, we greatly increased the number of our employees. We have experienced and expect that we will continue to experience attrition in these employees. In addition, due to the recent decline in our stock price, the options that we have granted to many of our employees do not have any current value and will not have any value unless our stock price increases significantly. Competition for highly skilled employees is intense, particularly in the Internet industry. We may be unable to retain our skilled employees or attract, assimilate and retain other highly skilled employees in the future. We have from time to time in the past experienced, and we may experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

WE MAY NOT BE ABLE TO EFFECTIVELY MANAGE OUR EXPANDING OPERATIONS.

In order to execute our business plan, we must continue to increase our revenues. If we are not able to expand our operations in an efficient manner, our expenses could grow disproportionately to revenues or our revenues could decline or grow at a slower rate than expected, either of which could have a material adverse effect on our business, results of operations and financial condition.

We have recently experienced a period of rapid growth that has placed considerable demands on our managerial, operational, financial and information system resources. We continue to increase the scope of our operations, and we have increased our workforce substantially. We had 207 employees as of December 31, 1999. At December 31, 2000, the number of employees had increased to 665, including those employed by Resumix. Our growth is expected to result in increased responsibility for both existing and new management personnel. Our growth has placed, and any future growth will continue to place, a significant strain on our management, operations, systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures, and will need to continue to expand, train and manage our workforce.

Our success depends to a significant extent on the ability of our executive officers and other members of senior management to operate effectively both independently and as a group and on our ability to successfully integrate Resumix with and into our company. At the end of February 2001, Richard S. Johnson resigned from the positions of Chief Executive Officer and President, and Dimitri J. Boylan became our acting President and Chief Executive Officer. Our board of directors is currently conducting a search for a permanent Chief Executive Officer, and Mr. Boylan is being considered for that position. Our future success depends significantly on the ability of Mr. Boylan and any other executive selected by our board of directors to assume the duties of Chief Executive Officer and to effectively work with other members of our senior management.

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

We cannot assure you that our information or telecommunications systems, procedures or controls will be adequate to support our operations or that our management will be able to successfully offer our products and services and implement our business plan. Our future performance may also depend on our effective integration of additional acquired businesses. Any such integration, even if successful, may take a significant period of time and expense, and may place a significant strain on our resources. If we are not able to manage existing or anticipated growth, our business, results of operations and financial condition could be materially adversely affected.

INTENSE COMPETITION MAY RENDER OUR SERVICES AND PRODUCTS UNCOMPETITIVE OR OBSOLETE.

The market for online recruiting solutions is intensely competitive and highly fragmented. We expect competition to continue to increase because there are no substantial barriers to entry into our industry. We believe that our ability to compete depends upon many factors both within and beyond our control, including the following:

     . the timing and market acceptance of new solutions and enhancements to existing solutions developed either by us or our competitors;

     .    the strength and reputation of the HotJobs brand;

     .    our customer service and support efforts;

     .    our sales and marketing efforts; and

     . the ease of use, performance, price and reliability of solutions developed either by us or our competitors.

We compete with companies that offer a single database job board solution on a broad scale or focused on a particular industry sector, as well as newspapers, magazines and other traditional media companies. We also compete with large Internet information hubs or portals, recruiting software companies and career expo companies. In addition, we compete with companies that provide a combination of some or all of these offerings. We may experience competition from potential customers to the extent that they develop their own online recruiting offerings internally. In addition, we compete with traditional recruiting services, such as staffing firms, for a share of employers' total recruiting budgets. We expect to face additional competition as other established and emerging companies, including print media companies and staffing firms with established brands, enter the online recruiting market.

Many of our current and potential competitors have longer operating histories, and some have greater financial, management, technological, sales and marketing and other resources and larger customer bases than we do. These factors may allow them to respond more quickly than we can to new or emerging technologies and changes in customer requirements. It may also allow them to devote greater resources than we can to the development, promotion and sale of their products and services. These competitors may also engage in more extensive research and development, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential employees and strategic partners. We cannot assure you that our competitors will not develop or acquire products or services that are equal or superior to our solutions or that achieve greater market acceptance than our solutions. In addition, current and potential competitors are making and are expected to continue to make strategic acquisitions or establish cooperative, and, in some cases, exclusive relationships with significant companies or competitors to expand their businesses or to offer more comprehensive solutions.

We are also subject to the risk that our current and potential customers may perceive our competitors' products or services to be superior to or more dependable than ours for reasons beyond our control. For example, we believe that our customers and potential customers closely follow the reports of third-party companies that attempt to measure the popularity of Websites within the online recruiting industry. If such a measuring firm were to alter its methodology for assessing the popularity of Websites in a way that caused our Website to appear relatively less popular than our competitors', we could lose current and potential customers. In addition, due to the difficult economic and financial conditions faced by Internet-oriented companies generally, potential customers may elect not to purchase our products or services but rather to obtain the services of one of our larger, better financed and better diversified competitors.

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

Due to competition, we may experience reduced margins on our products and services, loss of market share or less use of HotJobs.com by job seekers and our customers. If we are not able to compete effectively with current or future competitors as a result of these and other factors, our revenues could be materially adversely affected.

THE INTERNET IS NOT A PROVEN RECRUITING MEDIUM.

If we are unable to compete with traditional recruiting and job seeking methods, our revenues could be reduced. The future of our business is dependent on the acceptance by job seekers, employers and staffing firms of the Internet as an effective job seeking, recruiting and placement tool. The online recruiting market is new and rapidly evolving, and we do not yet know how effective online recruiting is compared to traditional recruiting methods. The adoption of online recruiting and job seeking, particularly among those companies that have historically relied upon traditional recruiting methods, requires the acceptance of a new way of conducting business, exchanging information, advertising and applying for jobs. Many of our potential customers have little or no experience using the Internet as a recruiting tool, and only select segments of the job-seeking population have experience using the Internet to look for jobs. There can be no assurance that companies will allocate or continue to allocate portions of their budgets to Internet-based recruiting or that job seekers will use online job seeking methods. As a result, we cannot be sure that we will be able to effectively compete with traditional recruiting and job seeking methods. If Internet-based recruiting is not widely accepted, our business, results of operations and financial condition could be materially adversely affected.


WE WILL ONLY BE ABLE TO EXECUTE OUR BUSINESS MODEL IF USE OF THE INTERNET GROWS AND ITS INFRASTRUCTURE IS ADAPTED TO THAT GROWTH.

If Internet usage does not continue to grow, we may not be able to meet our business objectives. Increased Internet usage will depend, in large part, upon the maintenance of the Web infrastructure, such as a reliable network backbone with necessary speed, data capacity and security, and timely development of enabling products, such as high-speed modems, for providing reliable Web access and services and improved content. Internet usage may be inhibited by any of the following factors:

     . The Internet infrastructure may not be able to support the demands placed on it, or its performance and reliability may decline as usage grows;

     . Websites may not be able to provide adequate security and authentication of confidential information contained in transmissions over the Internet;

     . The Internet industry may not be able to adequately respond to privacy concerns of potential users; and

     . Government regulation may decrease the utility of the Internet for some purposes.

We cannot assure you that the Web infrastructure or Internet industry will be able to effectively respond to the demands placed on the Web by increased numbers of users, frequency of use or increased bandwidth requirements of users.

A FAILURE TO ESTABLISH AND MAINTAIN PARTNERSHIPS AND ALLIANCES WITH OTHER WEB PROPERTIES COULD LIMIT THE GROWTH OF OUR BUSINESS.

We have entered into, and expect to continue to enter into, arrangements with third parties to increase our member base, bring traffic to HotJobs.com and enhance the HotJobs brand. If any of our current agreements are terminated, we cannot assure you that we will be able to replace the terminated agreement with an equally beneficial arrangement. We also cannot assure you that we will be able to renew any of our current agreements when they expire or, if we are, that we will be able to do so on acceptable or favorable terms. We also do not know whether we will be successful in entering into additional partnerships and alliances or that any relationships, if entered into, will be on terms favorable to us. In addition, we are subject to the risk that one or more of the companies with which we have entered into a strategic partnership could take some action that would cause HotJobs to be subject to liability or that would damage HotJobs' reputation.

LOSS OF ANY OF OUR KEY MANAGEMENT PERSONNEL COULD NEGATIVELY IMPACT OUR
BUSINESS.

The loss or departure of any of our officers or key employees could materially adversely affect our ability to implement our business plan and could lower our revenues or cause our revenues to grow at a slower rate than expected. In addition, our ability to retain the key employees of Resumix will be important to the successful integration of Resumix and HotJobs. Our future success depends to a significant extent on the continued service and coordination of our management team, particularly Dimitri J. Boylan, our acting President and Chief Executive Officer. We do not maintain key person insurance for any member of our management team. Certain members of our management team, including our Chief Financial Officer and Chief Technology Officer, have joined us within the last year. In addition, our board of directors is currently seeking a permanent Chief Executive Officer. These individuals had not previously worked together or with the other members of the management team and are becoming integrated into our management team. If our key management personnel are not able to work together effectively or successfully, our business could be materially adversely affected. In addition, if one or more key employees join a competitor or form a competing company, though we have non-competition agreements with each of our key employees, we may lose existing or potential clients, which could have a material adverse effect on our business, results of operations and financial condition. Though we have confidentiality agreements with each of our employees, if we were to lose a key employee, we cannot assure you that we would be able to prevent the unauthorized disclosure or use of our procedures, practices, new product development or customer lists.

WE MAY NOT BE SUCCESSFUL IN OUR PLAN FOR INTERNATIONAL EXPANSION.

We may not be able to successfully execute our business plan in foreign markets. If revenue from international ventures is not adequate to cover our investment in those ventures, our total revenues could be materially adversely affected. In addition, if we are forced to discontinue any of our international operations for the reasons set forth below or other reasons, we could incur material costs to close down the operation. We believe that expansion into international markets through a combination of internal business expansion, strategic alliances, joint ventures and potential acquisitions will be important in the longer term to continue to grow our business. Our current or future international operations might not succeed for a number of reasons including:

     .    difficulties in staffing and managing foreign operations;

     .    competition from local recruiting services;

     . operational issues such as longer customer payment cycles and greater difficulties in collecting accounts receivable;

     .    seasonal reductions in business activity;

     .    language and cultural differences;

     . legal uncertainties inherent in transnational operations such as export and import regulations, tariffs and other trade barriers;

     .    taxation issues;

     . unexpected changes in trading policies, regulatory requirements and exchange rates;

     . issues relating to uncertainties of laws and enforcement relating to the regulation and protection of intellectual property; and

     .    general political and economic trends.

WE MAY NOT BE ABLE TO SUCCESSFULLY MAKE ACQUISITIONS OF OR INVESTMENTS IN OTHER COMPANIES.

We expect our growth to continue, in part, by acquiring additional complementary businesses, products, services or technologies. From time to time, we have had discussions with companies regarding our acquiring, or investing in, their businesses, products, services or technologies. We cannot assure you that we will be able to identify suitable acquisition or investment candidates. Even if we do identify suitable candidates, we cannot assure you that we will be able to make acquisitions or investments on commercially acceptable terms. Acquiring other businesses and technologies involves several risks, including:

     .    availability of financing on terms we find acceptable;

     .    diversion of our management's attention from other business concerns;

     .    retention of key personnel of the acquired company;

     . entry into markets in which we have little or no direct prior experience;

     . inability to identify and acquire businesses on a cost-effective basis;

     . inability to manage and integrate acquired personnel, operations, services, products and technologies into our organization effectively; and

     . inability to retain and motivate key personnel and to retain the clients or goodwill of acquired entities.

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

Any system failure, including network, software or hardware failure, that causes an interruption in the delivery of our products and services or a decrease in the responsiveness of our products and services could result in reduced visitor traffic, reduced revenues and could materially adversely affect our reputation and brand. Our servers and software must be able to accommodate a high volume of traffic. We have experienced system interruptions in the past, and we believe that these interruptions will continue to occur from time to time in the future. We believe that visitor traffic is also dependent on the timing and magnitude of our advertising. We have experienced monthly fluctuations in visitor traffic, including short-term reductions. Any substantial increase in demands on our servers could require us to expand and adapt our network infrastructure. If we are unable to add additional software and hardware to accommodate increased demand, we could experience unanticipated system disruptions and slower response times. Any catastrophic failure at one of our co-location facilities could prevent us from serving our Web traffic for up to several days, and any failure of one or more of our Internet service providers may adversely affect our network's performance. Our customers and job seekers may become dissatisfied by any system failure that interrupts our ability to provide our products and services to them or results in slower response times. Our insurance may not adequately compensate us for any losses that may occur due to any failures in our system or interruptions in our service.

BREACHES OF OUR NETWORK SECURITY COULD BE COSTLY.

Because we host HotJobs.com and software-related data for many of our customers, we may be liable to any of those customers that experience losses due to our security failures. As a result, we may be required to expend capital and resources to protect against or to alleviate security breaches, which could result in increased losses or reduce our profitability. A significant barrier to confidential communications over the Internet has been the need for security. We may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by these breaches. If unauthorized persons penetrate our network security, they could misappropriate proprietary information or cause interruptions in our services. Misappropriation of our and our customers' proprietary information or interruptions of our services could result in reduced visitor traffic and a loss of customers. Reduced visitor traffic may result in fewer job seekers posting their resumes to HotJobs.com, which, in turn, may discourage customers from subscribing to HotJobs.com. We generate a substantial portion of our revenues from these subscription fees. Due to the possibility of liability related to data we host for our customers and the possibility of a resulting decrease in the number of job seekers and members to our exchanges, a breach of our network security could have a material adverse effect on our financial condition and results of operations.

DISRUPTION OF OUR SERVICES DUE TO UNANTICIPATED PROBLEMS OR FAILURES COULD HARM OUR BUSINESS.

Our technology resides on computer systems primarily located in co-location facilities owned by GlobalCenter and, to a lesser extent, Level(3) Communications in New York City. Our system's continuing and uninterrupted performance is critical to our success. Customers and job seekers may become dissatisfied by any system failure that interrupts our ability to provide our services to them, including failures affecting our ability to serve Web page requests without significant delay to the viewer. Sustained or repeated system failures would reduce the attractiveness of our solutions to customers and job seekers and result in reduced traffic or contract terminations, fee rebates and makegoods, thereby reducing revenues.

Slower response times or system failures may also result from straining the capacity of our software, hardware or network infrastructure. To the extent that we do not effectively address any capacity constraints or system failures, our business, results of operations and financial condition could be materially and adversely affected.

In addition, computer viruses may cause our systems to incur delays or other service interruptions and could have a material adverse effect on our business, financial condition and results of operations. In 1999 and 2000, we detected a virus on a file server that supports our office equipment. The inadvertent transmission of computer viruses could expose us to a material risk of loss or litigation and possible liability. Moreover, if a computer virus affecting our system is highly publicized, our reputation could be materially damaged and our visitor traffic may decrease.

Our operations are dependent on our ability to protect our computer systems against damage from fire, power loss, water damage, telecommunications failures, vandalism and other malicious acts and similar unexpected adverse events. In addition, interruptions in our solutions could result from the failure of our telecommunications providers to provide the necessary data communications capacity in the time frame we require. Despite precautions we have taken, unanticipated problems affecting our systems have from time to time in the past caused, and in the future could cause, interruptions in the delivery of our solutions. Our business, results of operations and financial condition could be materially and adversely affected by any damage or failure that interrupts or delays our operations.

WE MAY NOT BE ABLE TO ACCESS THIRD-PARTY TECHNOLOGY UPON WHICH WE DEPEND.

If we lose the ability to access third-party technology which we use, are unable to gain access to additional products or are unable to integrate new technology with our existing systems, we could experience delays in our development and introduction of new services and related products or enhancements until equivalent or replacement technology can be accessed, if available, or developed internally, if feasible. If we experience these delays, our revenues could be reduced or grow slower than expected and our business could be materially adversely affected. We license technology that is incorporated into our services and related products from third parties. In light of the rapidly evolving nature of Internet technology, we may increasingly need to rely on technology from these or other vendors. Technology from our current or other vendors may not continue to be available to us on commercially reasonable terms, or at all.

INABILITY TO RECOVER IN THE EVENT OF A DISASTER.

Because HotJobs maintains a single Website and series of servers, a loss of power, services or the destruction of the building where our servers are housed could result in a lengthy outage while HotJobs secures an alternative site and works to restore key systems from tape. Any flaws in this process which might result from the loss of tapes, or errors in the copies of the systems themselves could result in permanent loss of data.

                       RISKS RELATED TO LEGAL UNCERTAINTY

WE MAY BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATIONS AND LEGAL UNCERTAINTIES AFFECTING THE INTERNET THAT COULD ADVERSELY AFFECT OUR BUSINESS.

Legal uncertainties and new regulations could increase our costs of doing business, require us to revise our products or services, prevent us from delivering our products and services over the Internet or slow the growth of the Internet, any of which could increase our expenses, reduce our revenues or cause our revenues to grow at a slower rate than expected and materially adversely affect our business, financial condition and results of operations. Laws and regulations directly applicable to Internet communications, commerce, recruiting and advertising are becoming more prevalent, and new laws and regulations are under consideration by the U.S. Congress and state legislatures. Any legislation enacted or restrictions arising from current or future government investigations or policy could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as a communications, commercial, recruiting and advertising medium. The laws governing the Internet, however, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. In addition to new laws and regulations being adopted, existing laws may be applied to the Internet. Moreover, the laws and the interpretation of laws concerning the recruiting industry are constantly changing. New and existing laws may cover issues that include:

     .    user privacy;

     .    civil rights, affirmative action and other employment claims;

     .    consumer protection;

     .    libel and defamation;

     .    copyright, trademark and patent infringement;

     .    trade secret protection;

     .    rights of publicity and moral rights;

     .    database protection;

     .    domain name registration;

     .    pricing controls;

     .    characteristics and quality of products and services;

     .    sales and other taxes; and

     .    other claims based on the nature and content of Internet materials.

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

WE MAY BE UNABLE TO OBTAIN A U.S. TRADEMARK REGISTRATION FOR OUR BRAND OR TO PROTECT OUR OTHER PROPRIETARY INTELLECTUAL PROPERTY RIGHTS.

     FAILURE TO OBTAIN A U.S. TRADEMARK REGISTRATION OF THE SERVICE MARK WWW.HOTJOBS.COM COULD DISRUPT OUR PROMOTION OF THE HOTJOBS BRAND. If we are unable to secure the nationwide rights to the exclusive use of the WWW.HOTJOBS.COM mark and related marks, a key element of our strategy of promoting "HotJobs" as a global brand could be disrupted. Our success depends to a significant degree upon the protection of our brands and their value, particularly the "HotJobs" brand name. We are also susceptible to others imitating our brands, particularly the "HotJobs" brand name. Our application to obtain a U.S. service mark registration of WWW.HOTJOBS.COM was approved by the PTO and published for possible opposition by third parties on April 18, 2000. In May 1998, a pending trademark applicant, who has since abandoned its application, made claims regarding prior use and ownership of "hotjobs" as a trademark. Adverse outcomes to this or similar claims or any related litigation, should it occur, could result in us being limited or prohibited from further use of the WWW.HOTJOBS.COM service mark and related marks in the future.

     FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS COULD PERMIT OTHERS TO APPROPRIATE OUR PROPRIETARY TECHNOLOGY. The unauthorized reproduction or other misappropriation of our proprietary technology, including our software, could enable third parties to benefit from our technology and brand name without paying us for them. If this were to occur, our revenues could be materially adversely affected and the value of our brand could be diminished. The steps we have taken to protect our proprietary rights may not be adequate to deter misappropriation of proprietary information. We may not be able to detect unauthorized use of our proprietary information or take appropriate steps to enforce our intellectual property rights. In addition, the validity, enforceability and scope of protection of intellectual property in Internet-related industries is uncertain and still evolving. The laws of other countries in which we market or may market our services in the future are uncertain and may afford little or no effective protection of our intellectual property. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive. The proceedings also could involve a high degree of risk.

DEFENDING AGAINST INTELLECTUAL PROPERTY INFRINGEMENT, SECURITIES LITIGATION AND OTHER CLAIMS COULD BE TIME CONSUMING AND EXPENSIVE. IF WE ARE NOT SUCCESSFUL IN DEFENDING AGAINST THESE CLAIMS, WE COULD BE SUBJECT TO SIGNIFICANT DAMAGES AND THE DISRUPTION OF OUR BUSINESS.

We participate in an industry that has been the subject of extensive litigation. Litigation brought against us could result in substantial costs to us in defending against the lawsuit and a diversion of management's attention.

Successful intellectual property infringement claims against us could result in monetary liability or a material disruption in the conduct of our business. We cannot be certain that our products, content and brand names do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties, including the right to receive license or royalty payments from us related to the use and sale of products incorporating technology or software developed by or in conjunction with third parties. We expect that infringement claims in our markets will increase in number as more participants enter the markets. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. If we were found to have infringed the intellectual property rights of a third party, we could be liable to that party for license fees, royalty payments, profits or damages, and the owner of the intellectual property might be able to prevent us from using the technology or software in the future. If the amount of these payments were significant or we were prevented from incorporating certain technology or software into our products, our results of operations could be materially adversely affected. Securities class action litigation has often been brought against companies that experience volatility in the market price of their securities. Since our stock price is volatile, we could be subject to securities litigation. We are also subject to the risk of litigation in the ordinary course of our business, including litigation related to employment claims.

We may incur substantial expense in defending any claims brought against us, regardless of their merit. As a result, due to the diversion of management time, the expense required to defend HotJobs and the potential liability associated with any lawsuit, any significant litigation could have a material adverse effect on our business and results of operations.

WE MAY BE LIABLE AS A RESULT OF INFORMATION RETRIEVED FROM OR TRANSMITTED OVER THE INTERNET.

We may be sued for defamation, civil rights infringement, negligence, copyright, patent or trademark infringement, personal injury, product liability or other legal claims relating to information that is published or made available on HotJobs.com and the other sites linked to it. These types of claims have been brought, sometimes successfully, against online services in the past. We could also be sued for the content that is accessible from HotJobs.com and through links to other Internet sites or through content and materials that may be posted by members in chat rooms, online communities or on bulletin boards. In addition, companies use our software to evaluate and make decisions on the resumes of applicants. In the event that one of our customers was sued alleging employment discrimination, we could be named in that lawsuit. We have in the past offered e-mail services, which subject us to potential risks, such as liabilities or claims resulting from unsolicited e-mail or spamming, lost or misdirected messages, security breaches, illegal or fraudulent use of e-mail or interruptions or delays in e-mail service. Our insurance does not specifically provide for coverage of these types of claims and therefore may not adequately protect us against these types of claims. In addition, we could incur significant costs in investigating and defending such claims, even if we ultimately are not liable. If any of these events occur, our revenues could be materially adversely affected.

                                  OTHER RISKS

OUR STOCK PRICE MAY EXPERIENCE EXTREME PRICE AND VOLUME FLUCTUATIONS.

The stock market in general and the market prices of shares in technology companies, particularly those such as ours that offer Internet-based products and services, have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. The market price of our common stock has fluctuated significantly, from $4.88 to $32.75 in the twelve months ending February 28, 2001, and could continue to be highly volatile and subject to wide fluctuations in response to many factors, some of which are largely beyond our control. These factors include:

     .    quarterly variations in our results of operations;

     .    adverse business developments;

     .    changes in financial estimates by securities analysts;

     . investor perception of us, our management and online recruiting services and the technology sector in general;

     . announcements by our competitors of new products and services or acquisitions; and

     . general economic conditions both in the United States and in foreign countries.

Our stock price may also experience fluctuations due to approximately $3.6 million in non-cash deferred compensation as of December 31, 2000 that we expect to amortize through August 2003 and approximately $37.7 million of non-cash goodwill as of December 31, 2000 that we expect to amortize through May 2003.

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

IT MAY BE DIFFICULT FOR A THIRD PARTY TO ACQUIRE HOTJOBS, WHICH COULD DEPRESS OUR STOCK PRICE.

Delaware corporate law, our amended and restated certificate of incorporation and bylaws, and our stock option plans contain provisions that could have the effect of delaying, deferring or preventing a change in control of HotJobs or our management that stockholders may consider favorable or beneficial. These provisions could discourage proxy contests and make it more difficult for our stockholders to elect directors and take other corporate actions. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include:

     . authorization to issue "blank check" preferred stock, which is preferred stock that can be created and issued by the board of directors without prior stockholder approval, with rights senior to those of common stock;

     . a staggered board of directors, so that it would take three successive annual meetings to replace all directors;

     .    prohibition of stockholder action by written consent;

     . advance notice requirements for the submission by stockholders of nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting;

     . immediate vesting of options issued under the stock option plans in connection with a change of control; and

     . the payment of a cash distribution for surrendered options with limited stock appreciation rights upon the successful completion of a hostile tender offer for more than 50% of our outstanding voting stock.

ITEM 2. PROPERTIES.

All of our offices are located in leased premises. Our principal executive offices, which house our corporate headquarters, are located in approximately 42,000 square feet of office space in New York City under a lease that expires on December 31, 2009. Monthly payments under the lease are currently approximately $72,000 per month and escalate during the term of the lease. We also lease facilities for our sales and customer service operations in Austin, Boston, Chicago, Miami, San Francisco, Santa Monica, Sydney, Toronto and Washington, DC. Our software operation is primarily run out of our leased facility in Sunnyvale, CA. We lease a facility in Atlanta that we expect to vacate on May 31, 2001 when the lease term ends. We also occupy temporary office space in Washington, DC, and we expect to move into our leased facility in June 2001. We intend to expand our sales force, and therefore may require additional facilities in the future.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, HotJobs is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights, as well as claims by former employees. HotJobs is not currently aware of any legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

Our common stock has been quoted on the NASDAQ National Market under the symbol HOTJ since our initial public offering on August 10, 1999. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ National Market during each quarter the stock has been publicly traded:

                                                                                        HIGH                   LOW
                                                                                ------------------     ------------------
     2000:
     Fourth Quarter.............................................................            $17.63                 $10.38
     Third Quarter..............................................................             20.25                  11.94
     Second Quarter.............................................................             27.00                   6.88
     First Quarter..............................................................             45.50                  22.00

     1999:
     Fourth Quarter.............................................................            $48.00                 $21.00
     Third Quarter (from August 10, 1999).......................................             36.13                   7.50

On February 28, 2001, the last reported sales price of the common stock on the NASDAQ National Market was $5.13 per share.

HOLDERS

As of February 28, 2001, there were approximately 141 holders of record of the common stock.

DIVIDEND POLICY

HotJobs has not declared or paid any cash dividends on its common stock or preferred stock since inception and does not expect to pay any cash dividends for the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business. The payment of dividends will be at the discretion of our board of directors and will depend upon factors such as future earnings, capital requirements, our financial condition and general business conditions.

RECENT SALES OF UNREGISTERED SECURITIES

On May 11, 2000, we issued 3,560,019 shares of common stock in exchange for all of the outstanding shares of common stock of Resumix. Of these shares, 359,282 will be held in escrow until May 11, 2001, pending satisfaction of certain conditions. These shares were registered pursuant to a registration statement on Form S-3 (File No. 333-44990) that was declared effective by the SEC on September 11, 2000.

The above securities were issued by us in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated under such act, as a transaction not involving any public offering. No underwriters were involved in connection with the above issuance.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

The selected consolidated financial data set forth below with respect to HotJobs' consolidated statements of operations for the years ended December 31, 2000, 1999 and 1998 and with respect to HotJobs' consolidated balance sheets as of December 31, 2000 and 1999 are derived from our audited consolidated financial statements included elsewhere herein. The selected consolidated financial data set forth below with respect to HotJobs' consolidated statement of operations for the period from February 20, 1997 (inception) through December 31, 1997 and with respect to HotJobs' consolidated balance sheets as of December 31, 1998 and 1997 are derived from audited consolidated financial statements which are not included herein. The following consolidated selected financial data is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes to those statements included elsewhere herein.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                                              PERIOD FROM
                                                                                                           FEBRUARY 20, 1997
                                                                       YEAR ENDED DECEMBER 31,               (INCEPTION) TO
                                                               -------------------------------------------    DECEMBER 31,
                                                                   2000          1999            1998            1997
                                                               -----------    ------------    ------------    -----------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues:
   e-Recruitment .....................................   $     74,745    $     15,606    $      2,638    $        361
   Software ..........................................         12,941           1,527             873              36
   Career expos ......................................          4,968           2,327              --              --
   Other .............................................          3,881           1,214               1              --
                                                         ------------    ------------    ------------    ------------
        Total revenues ...............................         96,535          20,674           3,512             397
Cost of revenues .....................................         21,490           3,750             505              12
                                                         ------------    ------------    ------------    ------------
        Gross profit .................................         75,045          16,924           3,007             385

Operating expenses:
   Product development ...............................          8,069           1,423             474             174
   Sales and marketing ...............................         82,514          24,490           3,085             431
   General and administrative ........................         25,794           8,112           1,642             725
   Non-cash compensation, net ........................          1,860           2,012              --              --
   Amortization of goodwill ..........................         10,211              --              --              --
                                                         ------------    ------------    ------------    ------------
        Total operating expenses .....................        128,448          36,037           5,201           1,330
                                                         ------------    ------------    ------------    ------------
           Loss from operations ......................        (53,403)        (19,113)           (945)
Net interest income (expense) ........................          7,072           1,297             (63)             --
                                                         ------------    ------------    ------------    ------------
           Net loss ..................................   $    (46,331)   $    (17,816)   $     (2,257)   $       (945)
                                                         ============    ============    ============    ============

Deemed dividend attributable to issuance of
   convertible preferred stock .......................             --         (16,200)             --              --
                                                         ------------    ------------    ------------    ------------
Net loss attributable to common stockholders .........   $    (46,331)   $    (34,016)   $     (2,257)   $       (945)

Basic and diluted net loss per common share ..........   $      (1.34)   $      (1.46)   $      (0.11)   $      (0.04)
                                                         ============    ============    ============    ============
Weighted average shares outstanding used in
   basic and diluted net loss per common share
   calculation .......................................     34,663,186      23,334,936      21,044,184      21,300,000
                                                         ============    ============    ============    ============


                                                                                       DECEMBER 31,
                                                               ----------------------------------------------------------
                                                                   2000          1999            1998            1997
                                                               -----------    ------------    ------------    -----------
CONSOLIDATED BALANCE SHEET DATA:
   Cash, cash equivalents and marketable securities ..   $     99,098    $    138,270    $        167    $         --
   Working capital (deficit) .........................         75,842         132,281          (3,694)           (808)
   Total assets ......................................        190,736         152,541           3,654             340
   Note payable, excluding current portion ...........             --              28              --              --
   Line of credit, excluding current portion .........            417             499              --              --
   Obligations under capital leases, excluding current
      installments ...................................             23             216              80              --
   Total stockholders' equity (deficit) ..............        136,705         135,528          (2,883)           (808)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of HotJobs' financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and the notes to those statements appearing elsewhere in this report.

HotJobs is a leading provider of comprehensive online recruiting solutions for employers, staffing firms and job seekers. Our solutions include HotJobs.com, our popular consumer job board; AgencyExchange, a business-to-business exchange between employers and staffing firms; applicant tracking software; HotJobs Career Expos; and online advertising. The majority of our revenues are derived from employer memberships to HotJobs.com.

Our revenues are classified as follows:

     . e-Recruitment fees, consisting of subscription fees paid by employers for membership to HotJobs.com and fees derived from employers for single-ad job postings on HotJobs.com. We sell memberships to each employer on a per-recruiter basis and bill the employer monthly, quarterly, semi-annually, annually or bi-annually. Membership entitles each recruiter to post a specific number of jobs on HotJobs.com simultaneously and to search the resume database. We provide subscriptions for membership to HotJobs.com for a minimum term of three months on a good-until-cancelled basis. We recognize subscription revenue over the subscription term. Single-ad job postings are billed when service is provided. We recognize revenue from single-ad job postings over the period of delivery of service. In February 2001, we began to offer fixed price packages based on length of commitment and usage. Customers may purchase a package that allows them to post jobs on HotJobs.com, search the resume database or both. This change went into effect for new customers.

     . Software fees, consisting mainly of license, maintenance and hosting fees generated from our software customers. We recognize software license fees for our client/server software upon the delivery of the software and license fees for our hosted ASP software ratably over the four-year estimated useful life of the software, in accordance with Statements of Position 97-2 and 98-9 issued by the American Institute of Certified Public Accountants and Staff Accounting Bulletin No. 101 issued by the SEC. We provide maintenance and hosting services to our customers on a monthly basis, and we recognize revenues over the period of delivery of service.

     . Career expo fees, consisting of fees from employers that rent booths at our HotJobs Career Expos. We recognize HotJobs Career Expo fees in the month in which the HotJobs Career Expo takes place.

     . Other, consisting of fees primarily derived from co-operative advertising, banner advertising and strategic consulting services. We recognize revenues related to these services over the period of delivery of service.

We classify our cost of revenues and operating expenses as follows:

     . Cost of revenues. Cost of revenues consists primarily of compensation and other costs associated with the operation of HotJobs.com as well as costs incurred to provide maintenance, hosting and training services for our software products and costs associated with operating our HotJobs Career Expos.

     . Product development expense. Product development expense consists primarily of costs associated with the compensation of product development personnel. Our product development expenses constitute all of our research and development expenditures.

     . Sales and marketing expense. Sales and marketing expense consists primarily of advertising and promotional expenses, sales and marketing compensation, including base salary and sales commissions, public relations expenses, conference expenses, printing fees and telemarketing communications expenses. Sales commissions have remained relatively constant as a percentage of revenues. However, the timing and magnitude of marketing initiatives have caused, and will continue to cause, fluctuations in sales and marketing expense as a percentage of revenues.

     . General and administrative expense. General and administrative expense consists primarily of compensation for administrative and executive staff, fees for professional services, bad debt expense and general office expense.

The following table sets forth, as a percentage of total revenues, the results of our operations for the years ended December 31, 2000, 1999 and 1998.


                                                    YEAR ENDED
                                                    DECEMBER 31,
                                              -----------------------
                                              2000      1999     1998
                                              ----      ----     ----
Revenues:
 e-Recruitment ............................     78%      76%      75%
 Software .................................     13        7       25
 Career expos .............................      5       11     --
 Other ....................................      4        6     --
                                              ----     ----     ----
     Total revenues .......................    100      100      100
Cost of revenues ..........................     22       18       14
                                              ----     ----     ----
     Gross profit .........................     78       82       86

Operating expenses:
 Product development ......................      8        7       13
 Sales and marketing ......................     85      118       88
 General and administrative ...............     27       39       47
 Non-cash compensation, net ...............      2       10       --
 Amortization of goodwill .................     11       --       --
                                              ----     ----     ----
     Total operating expenses .............    133      174      148
                                              ----     ----     ----

     Loss from operations .................    (55)     (92)     (62)

Net interest income (expense) .............      7        6       (2)
                                              ----     ----     ----

     Net loss .............................    (48)%    (86)%    (64)%
                                               ====     ====     ====

We have incurred substantial losses in every fiscal period since our inception as a result of investment spending to develop our brand and products. From February 20, 1997 (inception) to December 31, 1997, we incurred losses of approximately $945,000. For the year ended December 31, 1998, we incurred a net loss of approximately $2.3 million. For the year ended December 31, 1999, we incurred a net loss of approximately $17.8 million. For the year ended December 31, 2000, we incurred a net loss of approximately $46.3 million. As of December 31, 1998, 1999 and 2000, we had accumulated deficits of approximately $3.2 million, $37.2 million and $83.5 million, respectively. Our net losses and resulting accumulated deficit are primarily due to the costs we incurred to develop HotJobs.com and our software products, as well as to expand our sales and marketing programs to bolster our brand.

We intend to devote resources to advertising and brand-marketing programs designed to attract new employers to subscribe to, and new job seekers to use, HotJobs.com, as well as to attract staffing firms to subscribe to AgencyExchange. As of December 31, 2000, we had commitments of approximately $9.2 million for various advertising campaigns through January 2002. These commitments include broadcasting, print, online and outdoor advertising. We expect growth in the number of member employers subscribing to HotJobs.com and of staffing firms subscribing to AgencyExchange to result in growth in subscription fees.

We expect to incur additional losses from operations for 2001, including a full year of amortization of goodwill relating to Resumix. To the extent that increases in our operating expenses precede and are not subsequently followed by commensurate increases in revenues or we are unable to adjust operating expense levels accordingly, our operating losses may exceed our expectations for 2001. We cannot be sure that we will ever achieve or sustain profitability.

DEFERRED COMPENSATION

We recorded deferred compensation, net of options forfeited of approximately $7.5 million and $1,000 in the years ended December 31, 1999 and 2000, respectively, and amortized approximately $2.0 million and $1.9 million as non-cash compensation expense, net of options forfeited, in 1999 and 2000, respectively. Deferred compensation represents the difference between the exercise price of stock options granted and the fair value of the underlying common stock at the date of grant. The remaining deferred compensation at December 31, 2000 of approximately $3.6 million will be amortized over the remaining vesting period of the options. We currently expect to amortize the remaining deferred compensation as follows:

    For the year ending:
    December 31, 2001............................... $1,800,000
    December 31, 2002............................... $1,400,000
    December 31, 2003............................... $  400,000

BENEFICIAL CONVERSION FEATURE

As of May 10, 1999, due to our sale of 1,620,000 shares of Series A Preferred Stock with a conversion price that was below the then expected initial public offering price of our common stock, we recorded a beneficial conversion feature of $16.2 million. Prior to the conversion of the Series A Preferred Stock into common stock, we began to amortize the value of the beneficial conversion feature over the four-year period from the date of issuance of the Series A Preferred Stock to the date on which the Series A Preferred Stock was first convertible into common stock, assuming no acceleration of the date of conversion. All of the shares of Series A Preferred Stock automatically converted into shares of common stock upon completion of our initial public offering, and all of the unamortized value of the beneficial conversion feature was immediately recognized as a dividend to preferred stockholders. We amortized an aggregate of $16.2 million of the beneficial conversion feature in the year ended December 31, 1999, which increased our net loss per common share by $0.70 in the year ended December 31, 1999.

      YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

REVENUES

Our total revenues increased to approximately $96.5 million for the year ended December 31, 2000, from approximately $20.7 million for the year ended December 31, 1999. The increase in our total revenues was due to increased revenue in all of our revenue categories, particularly e-Recruitment fees.

e-Recruitment Fees. e-Recruitment fees increased to approximately $74.7 million for the year ended December 31, 2000, from approximately $15.6 million for the year ended December 31, 1999. The increase resulted primarily from an increase in the number of employers subscribing to HotJobs.com from over 3,200 in 1999 to over 9,100 in 2000, an increase in the number of single-ad job postings, as well as increased prices reflecting the implementation of price increases in 2000 for both subscriptions to HotJobs.com and single-ad job postings.

Software Fees. Software fees increased to approximately $12.9 million for the year ended December 31, 2000, from approximately $1.5 million for the year ended December 31, 1999. The increase resulted primarily from the inclusion of approximately $9.8 million of revenues generated from Resumix since May 11, 2000, the date we acquired Resumix, as well as from an increase in the number of companies that license our proprietary ASP hosted software solution and the related hosting fees.

Career Expo Fees. HotJobs Career Expo fees increased to approximately $5.0 million for the year ended December 31, 2000, from approximately $2.3 million for the year ended December 31, 1999. The increase resulted mainly from an increase in the number of HotJobs Career Expos held. In 2000, we held 14 HotJobs Career Expos, up from seven in 1999.

Other. Other revenues increased to approximately $3.9 million for the year ended December 31, 2000, from approximately $1.2 million for the year ended December 31, 1999. Other revenues increased primarily as a result of increased co-operative and banner advertising revenues.

COST OF REVENUES

Cost of revenues increased to approximately $21.5 million for the year ended December 31, 2000, from approximately $3.8 million for the year ended December 31, 1999. Cost of revenues as a percentage of revenues for the year ended December 31, 2000 and 1999 were 22% and 18%, respectively. The increase in cost of revenues as a percentage of revenues in the year ended December 31, 2000 compared to the same periods in 1999 principally resulted from the cost of revenues related to our client/server software. We incur higher marginal costs on revenues from our client/server software than with our other revenue categories, and we acquired the client/server software business in May 2000.

OPERATING EXPENSES

Product Development Expense. Product development expense increased to approximately $8.1 million for the year ended December 31, 2000, from approximately $1.4 million for the year ended December 31, 1999. The increase in these expenses for the year ended December 31, 2000 compared to the same periods in 1999 reflects our continuing efforts to enhance the content and features of our products and services and resulted primarily from increased salaries and related expenses associated with hiring additional technology personnel and the inclusion of client/server software product development costs of approximately $3.6 million since May 11, 2000.

Sales and Marketing Expense. Sales and marketing expense increased to approximately $82.5 million for the year ended December 31, 2000, from approximately $24.5 million for the year ended December 31, 1999. The increase in sales and marketing expense was primarily due to our extensive advertising campaigns, which included television, outdoor signage, print, radio and online advertising. In addition, sales and marketing expense increased due to an increase in the e-Recruiting sales force, which grew to 196 as of December 31, 2000, from 85 at December 31, 1999, as well as the inclusion of sales and marketing expenses of Resumix of approximately $4.6 million since May 11, 2000. However, as a percentage of revenues, sales and marketing expense declined in the year ended December 31, 2000 compared to December 31, 1999 to 85% from 118%.

General and Administrative Expense. General and administrative expense increased to approximately $25.8 million for the year ended December 31, 2000, from approximately $8.1 million for the year ended December 31, 1999. General and administrative expense increased primarily due to increased administrative costs, including salaries and related expenses associated with supporting our growth, an increase in bad debt expense which reflects our increased revenues, increased facilities expense as a result of new offices, as well as the inclusion of general and administrative expenses of Resumix of approximately $1.1 million since May 11, 2000.

Non-Cash Compensation Expense, net. We recorded approximately $1.9 million of non-cash compensation expense for the year ended December 31, 2000, compared to approximately $2.0 million recorded in the year ended December 31, 1999, which primarily represents the amortization of a portion of the deferred compensation, net of options forfeited, recorded in 1999 in connection with stock options granted with an exercise price below the fair value of the underlying common stock at the date of grant. Deferred compensation is amortized over the period during which the related options vest. The deferred compensation of approximately $3.6 million remaining at December 31, 2000 will be amortized over the remaining vesting period of the related options through August 2003.

Amortization of Goodwill. The amortization of goodwill of approximately $10.2 million in the year ended December 31, 2000 represents the amortization of the goodwill related to the acquisition of Resumix. The total goodwill of approximately $47.9 million resulting from the acquisition of Resumix is being amortized on a straight-line basis over three years.

NET INTEREST INCOME (EXPENSE)

For the year ended December 31, 2000, we recorded net interest income (expense) of approximately $7.1 million, compared to approximately $1.3 million for the year ended December 31, 1999. Net interest income (expense) in the years ended December 31, 2000 and 1999 reflects the investment of our excess cash, which resulted from our initial public offering and our follow-on public offering, both in 1999.

TAXES

At December 31, 2000, we had a net operating loss carryover of approximately $67.0 million which expires at various dates through December 2020. We have recorded a valuation allowance of an equal amount to fully offset the deferred tax benefit. The valuation allowance increased by approximately $26.0 million for the year ended December 31, 2000.

Due to the "change of ownership" provisions in Section 382 of the Internal Revenue Code, the availability of HotJobs' net operating loss carryovers may be subject to an annual limitation against taxable income in future periods, which could limit the eventual utilization of these carryovers.

      YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

REVENUES

Our total revenues increased to approximately $20.7 million for the year ended December 31, 1999, from approximately $3.5 million for the year ended December 31, 1998. The increase in our total revenues was due to increased revenue in all of our revenue categories.

e-Recruitment Fees. e-Recruitment fees increased to approximately $15.6 million for the year ended December 31, 1999, from approximately $2.6 million for the year ended December 31, 1998. The increase resulted primarily from an increase in the number of employers subscribing to HotJobs.com and to a lesser extent, the inception of single-ad job postings in 1999.

Software Fees. Software fees increased to approximately $1.5 million for the year ended December 31, 1999, from approximately $873,000 for the year ended December 31, 1998. This increase reflects higher hosting and license fee revenues that resulted from an increase in the number of companies that licensed our proprietary ASP software.

Career Expo Fees. HotJobs Career Expo fees were approximately $2.3 million for the year ended December 31, 1999. We held our first HotJobs Career Expo in February 1999.

Other. Other revenues increased to approximately $1.2 million for the year ended December 31, 1999, from approximately $1,000 for the year ended December 31, 1998. This increase primarily relates to banner advertising, consulting and barter revenues in 1999.

COST OF REVENUES

Our cost of revenues increased to approximately $3.8 million for the year ended December 31, 1999, from approximately $500,000 for the year ended December 31, 1998. As a percentage of revenues, cost of revenues increased to 18% for the year ended December 31, 1999, from 14% for the year ended December 31, 1998. This increase resulted primarily from costs associated with career expo revenues, which were initiated in 1999. We incur higher marginal costs associated with HotJobs Career Expo revenues than with our other revenue sources.

OPERATING EXPENSES

Product Development Expense. Product development expense increased to approximately $1.4 million for the year ended December 31, 1999, from approximately $474,000 for the year ended December 31, 1998. This increase reflects our continuing efforts to provide enhanced content and features in our products and services and resulted primarily from increased salaries and related expenses associated with hiring additional technology personnel.

Sales and Marketing Expense. Sales and marketing expense increased to approximately $24.5 million for the year ended December 31, 1999, from approximately $3.1 million for the year ended December 31, 1998. As a percentage of revenues, sales and marketing expense increased to 118% for the year ended December 31, 1999, from 88% for the year ended December 31, 1998. The increase in sales and marketing expense was primarily due to the expansion of the HotJobs marketing campaign, including approximately $2.0 million for a television advertisement during the Super Bowl in January 1999. In addition, sales and marketing expense increased due to the hiring of additional sales and marketing personnel.

General and Administrative Expense. General and administrative expense increased to approximately $8.1 million for the year ended December 31, 1999, from approximately $1.6 million for the year ended December 31, 1998. General and administrative expense increased primarily due to increased salaries and related expenses associated with hiring additional administrative personnel.

Non-Cash Compensation Expense, net. We recorded approximately $2.0 million of non-cash compensation expense for the year ended December 31, 1999, which represents the amortization of approximately $7.5 million of deferred compensation, net of options forfeited, recorded for the year ended December 31, 1999 in connection with stock options granted below the market value during the year ended December 31, 1999. Deferred compensation is amortized over the periods during which the related options vest. The deferred compensation remaining at December 31, 1999 of approximately $5.5 million will be amortized through August 2003 as the related options vest.

NET INTEREST INCOME (EXPENSE)

Net interest income was approximately $1.3 million for the year ended December 31, 1999, as compared to net interest expense of approximately $(63,000) for the year ended December 31, 1998. Net interest income reflects the investment of our excess cash, which resulted from the sale of Series A Preferred Stock in May 1999, as well as our initial public offering and our follow-on offering in the second half of 1999. Prior to the sale of the Series A Preferred Stock, we were a net borrower of funds and had recorded net interest expense.

TAXES

At December 31, 1999, we had a net operating loss carryover of $22.0 million, which expires at various dates through 2019. We have recorded a valuation allowance to fully offset the deferred tax benefit. The valuation allowance increased by approximately $9.5 million for the year ended December 31, 1999.

Due to the "change of ownership" provisions in Section 382 of the Internal Revenue Code, the availability of our net operating loss carryovers may be subject to an annual limitation against taxable income in future periods, which could limit the eventual utilization of these carryovers.

                   UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following table sets forth a summary of our quarterly results for each of the eight quarters ended December 31, 2000. This information was derived from unaudited interim consolidated financial statements that, in the opinion of management, have been prepared on a basis consistent with the audited consolidated financial statements contained elsewhere in this report and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of such information when read in conjunction with the audited consolidated financial statements and notes thereto. The consolidated results of operations for any quarter are not necessarily indicative of the consolidated results of operations for any future period.

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

                                                QUARTER ENDED (UNAUDITED)
                          ----------------------------------------------------------------------------
                          DEC 31,   SEPT 30,  JUN 30,   MAR 31,   DEC 31,  SEPT 30,  JUNE 30,  MAR 31,
                            2000      2000      2000      2000     1999      1999      1999     1999
                          --------  --------  --------  --------  -------  --------  --------  -------
                                                     (IN THOUSANDS)
Revenues:
 e-Recruitment..........  $ 24,898   $21,682   $16,886   $11,279  $ 6,595  $ 4,263   $ 2,864   $ 1,884
 Software...............     4,558     4,553     3,258       572      464      362       377       324
 Career expos...........       942     1,394     1,370     1,262    1,138      659       314       216
 Other..................     1,092     1,186       836       767      405      354       230       225
                          --------  --------  --------  --------  -------  -------   -------   -------
 Total revenues.........    31,490    28,815    22,350    13,880    8,602    5,638     3,785     2,649
Cost of revenues........     6,944     7,199     4,850     2,497    1,564    1,195       566       425
                          --------  --------  --------  --------  -------  -------   -------   -------
 Gross profit...........    24,546    21,616    17,500    11,383    7,038    4,443     3,219     2,224

Operating expenses:
 Product development....     2,048     3,168     1,911       942      599      407       239       178
 Sales and marketing....    22,279    20,737    19,815    19,683    8,672    8,169     4,233     3,416
 General and
  administrative........     8,681     7,133     5,460     4,520    3,229    2,610     1,495       778
 Non-cash compensation,
  net...................       482       481       447       450      472    1,375       165        --
 Amortization of
  goodwill..............     4,072     4,038     2,101        --       --       --        --        --
                          --------  --------  --------  --------  -------  -------   -------   -------
 Total operating
  expenses..............    37,562    35,557    29,734    25,595   12,972   12,561     6,132     4,372
                          --------  --------  --------  --------  -------  -------   -------   -------
 Loss from operations...   (13,016)  (13,941)  (12,234)  (14,212)  (5,934)  (8,118)   (2,913)   (2,148)
 Net interest income
  (expense).............     1,593     1,826     1,748     1,905    1,148      204        13       (68)
                          --------  --------  --------  --------  -------  -------   -------   -------
 Net loss...............  $(11,423) $(12,115) $(10,486) $(12,307) $(4,786) $(7,914)  $(2,900)  $(2,216)
                          ========  ========  ========  ========  =======  =======   =======   =======

                                              QUARTER ENDED (UNAUDITED)
                          -------------------------------------------------------------------
                          DEC 31, SEPT 30, JUN 30, MAR 31,  DEC 31, SEPT 30, JUNE 30, MAR 31,
                           2000     2000    2000    2000     1999     1999     1999    1999
                          ------- -------- ------- -------  ------- -------- -------- -------
As a Percentage of Total
 Revenues:
Revenues:
 e-Recruitment..........     79%     75%      75%     81%      77%      76%     76%      71%
 Software...............     15      16       15       4        5        6      10       12
 Career expos...........      3       5        6       9       13       12       8        8
 Other..................      3       4        4       6        5        6       6        9
                            ---     ---      ---    ----      ---     ----     ---      ---
 Total revenues.........    100     100      100     100      100      100     100      100
 Cost of revenues.......     22      25       22      18       18       21      15       16
                            ---     ---      ---    ----      ---     ----     ---      ---
 Gross profit...........     78      75       78      82       82       79      85       84

Operating expenses:
 Product development....      6      11        9       7        7        7       6        7
 Sales and marketing....     71      72       89     142      101      145     112      129
 General and
  administrative........     28      25       24      32       38       46      40       29
 Non-cash compensation,
  net...................      1       1        2       3        5       25       4       --
 Amortization of
  goodwill..............     13      14        9      --       --       --      --       --
                            ---     ---      ---    ----      ---     ----     ---      ---
 Total operating
  expenses..............    119     123      133     184      151      223     162      165
                            ---     ---      ---    ----      ---     ----     ---      ---
 Loss from operations...    (41)    (48)     (55)   (102)     (69)    (144)    (77)     (81)
 Net interest income
  (expense).............      5       6        8      13       13        4      --       (3)
                            ---     ---      ---    ----      ---     ----     ---      ---
 Net loss...............    (36)%   (42)%    (47)%   (89)%    (56)%   (140)%   (77)%    (84)%
                            ===     ===      ===    ====      ===     ====     ===      ===

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our activities primarily through funding from OTEC, Inc., lines of credit, cash from operations, the private placement of equity securities, our initial public offering and our follow-on public offering. Through May 1999, OTEC provided us with approximately $3.8 million to fund our operations. From May 10, 1999 onward, we raised gross proceeds of approximately $164.5 million and net proceeds of approximately $154.3 million in three financing events. Effective May 10, 1999, we raised net proceeds, after deducting costs of the offering, of approximately $16.1 million from the sale of our Series A Preferred Stock in a private placement. On August 13, 1999, we completed the initial public offering of 3,000,000 shares of our common stock for gross proceeds of $24.0 million and net proceeds of approximately $20.6 million, after deducting costs of the offering. On September 2, 1999, the underwriters exercised their over-allotment option to purchase an additional 350,000 shares, resulting in gross proceeds to us of $2.8 million, and net proceeds of approximately $2.6 million, after deducting costs of the offering. On November 16, 1999, we completed a follow-on offering of 3,600,000 shares of our common stock for gross proceeds of $108.0 million, and net proceeds of approximately $102.1 million, after deducting costs of the offering. On December 8, 1999, the underwriters exercised their over-allotment option to purchase an additional 450,000 shares, resulting in gross proceeds to us of $13.5 million, and net proceeds of approximately $12.8 million, after deducting costs of the offering.

Management believes that cash, cash equivalents and marketable securities on hand of approximately $99.1 million at December 31, 2000 will be sufficient to meet our funding needs for at least the next twelve months.

Net cash used in operating activities was approximately $16.9 million during 2000, approximately $9.8 million in 1999 and approximately $2.1 million in 1998. Net cash used in operating activities for 2000, 1999 and 1998 resulted primarily from our net loss, which mainly resulted from costs incurred to support our sales and marketing efforts and the increased personnel required to manage our growing operations, combined with a higher level of accounts receivable which resulted from increased billings that were partially offset by increased accounts payable and accrued expenses, increased deferred revenue and non-cash depreciation and amortization, bad debt expense and for 2000 and 1999 only, non-cash compensation charges.

Net cash used in investing activities was approximately $22.3 million in 2000, approximately $54.2 million in 1999 and approximately $497,000 in 1998. Net cash used in investing activities in 2000 was principally for capital expenditures of approximately $23.5 million, while investing activity in 1999 was for the net purchase of marketable securities of approximately $49.9 million and for capital expenditures of approximately $4.3 million. The net cash used in investing activities in 1998 was solely for capital expenditures.

Net cash provided by financing activities was approximately $1.7 million in 2000, approximately $152.2 million in 1999 and approximately $2.8 million in 1998. The net cash provided by financing activities of approximately $1.7 million in 2000 mainly resulted from cash received from the exercise of stock options and the issuance of stock under the Employee Stock Purchase Plan. The net cash provided by financing activities in 1999 mainly resulted from the public offerings of our common stock which raised approximately $138.2 million of net proceeds, after deducting costs of the offering, and the private placement of Series A Preferred Stock, which raised approximately $16.1 million of net proceeds, which were partially offset by the repayment of advances from OTEC. Net cash provided by financing activities in 1998 consisted primarily of advances from OTEC.

As of December 31, 2000, we had approximately $50.9 million of cash and cash equivalents on hand and held marketable securities valued at approximately $48.2 million. As of December 31, 2000, our principal commitments consisted of approximately $9.2 million for various advertising campaigns through January 2002 and approximately $17.0 million of office lease commitments through December 2009. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months. Our capital requirements will depend on a number of factors, including market acceptance of our products and services, the amount of our resources we invest in HotJobs, the expansion of our operations and the amount of our resources we devote to promoting awareness of the HotJobs brand. In addition, we will continue to evaluate possible investments in business, products and technologies, the consummation of any of which would increase our capital expenditures.

Although we currently believe that we will have sufficient capital resources to meet our anticipated working capital and capital expenditures requirements beyond the next 12 months, unanticipated events and opportunities may require us to sell additional equity or debt securities, or to establish new credit facilities to raise capital in order to meet our capital requirements. If we sell additional equity or convertible debt securities, the sale could dilute the ownership of our existing stockholders. If we issue debt securities or establish a new credit facility, our fixed obligations could increase and result in operating covenants that would restrict our operations. We cannot be sure that any such financing will be available at all or in amounts or on terms acceptable to us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates. Due to the short-term maturities of our cash equivalents and marketable securities portfolio at December 31, 2000, we have not entered into any financial instruments to manage or reduce the impact of changes in interest rates. Our interest risk, based on a hypothetical increase in interest rates of 100 basis points for the financial instruments included in our portfolio, would be a decrease of approximately $113,000 in the value of our portfolio. We deem our foreign currency exchange rate risk not to be material as our foreign operations are currently focused in two foreign countries and our foreign investment to date is not material.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          HOTJOBS.COM, LTD. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                         PAGE
                                                                                                                         ----
 Independent Auditors' Report........................................................................................    37
 Consolidated Balance Sheets as of December 31, 2000 and 1999........................................................    38
 Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998..........................    39
 Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2000, 1999 and 1998......    40
 Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998..........................    41
 Notes to Consolidated Financial Statements..........................................................................    43


                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
HotJobs.com, Ltd.:

We have audited the accompanying consolidated balance sheets of HotJobs.com, Ltd. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HotJobs.com, Ltd. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                           /s/ KPMG LLP

New York, New York
February 8, 2001

                                HOTJOBS.COM, LTD.
                           CONSOLIDATED BALANCE SHEETS

                                                                               DECEMBER 31,
                                                                     ------------------------------
                                                                         2000                1999
                                                                     -------------    -------------
ASSETS
Current assets:
   Cash and cash equivalents .....................................   $  50,848,905    $  88,372,658
   Marketable securities .........................................      48,248,750       49,897,110
   Accounts receivable, less allowance for doubtful accounts
     of $4,976,202 in 2000 and $801,770 in 1999 ..................      22,202,430        6,456,227
   Prepaid expenses and other current assets .....................       7,019,347        2,744,041
                                                                     -------------    -------------
          Total current assets ...................................     128,319,432      147,470,036
Property and equipment, net ......................................      24,469,855        4,572,496
Goodwill .........................................................      37,735,269             --
Other assets .....................................................         211,328          498,720
                                                                     -------------    -------------
          Total assets ...........................................   $ 190,735,884    $ 152,541,252
                                                                     =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of credit line ................................   $     333,333    $     166,293
   Accounts payable and accrued expenses .........................      32,162,821        9,233,739
   Deferred revenue - current portion ............................      15,755,917        4,292,808
   Other current liabilities .....................................       4,003,741          992,812
   Current portion of note payable ...............................          28,077          297,753
   Current installments of obligations under capital leases ......         193,799          205,840
                                                                     -------------    -------------
          Total current liabilities ..............................      52,477,688       15,189,245
Line of credit, excluding current portion ........................         416,667          498,879
Deferred revenue, excluding current portion ......................       1,114,014        1,080,544
Note payable, excluding current portion ..........................            --             27,930
Obligations under capital leases, excluding current installments .          22,796          216,479
                                                                     -------------    -------------
          Total liabilities ......................................      54,031,165       17,013,077

Stockholders' equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2000 and
   December 31, 1999 .............................................            --               --
Common stock, $0.01 par value; 100,000,000 shares  authorized,
   36,786,865 and 31,344,419 issued and outstanding at December
   31, 2000 and 1999, respectively ...............................         367,869          313,444
Deferred compensation ............................................      (3,649,919)      (5,509,523)
Additional paid-in capital .......................................     223,527,846      177,952,759
Accumulated deficit ..............................................     (83,549,677)     (37,219,056)
Accumulated other comprehensive income (loss) ....................           8,600           (9,449)
                                                                     -------------    -------------
          Total stockholders' equity .............................     136,704,719      135,528,175
                                                                     -------------    -------------
Commitments and contingencies
       Total liabilities and stockholder's equity ................   $ 190,735,884    $ 152,541,252
                                                                     =============    =============


          See accompanying notes to consolidated financial statements.

                                HOTJOBS.COM, LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         DECEMBER 31,
                                                            2000             1999             1998
                                                       -------------    -------------    -------------
Revenues:
  e-Recruitment ....................................   $  74,744,836    $  15,605,984    $   2,638,000
  Software .........................................      12,940,751        1,527,128          873,161
  Career expos .....................................       4,967,787        2,326,690             --
  Other ............................................       3,881,320        1,214,012            1,317
                                                       -------------    -------------    -------------
      Total revenues ...............................      96,534,694       20,673,814        3,512,478
Cost of revenues, excludes $20,212, $13,475 and $0
   of non-cash compensation for 2000, 1999 and 1998,
   respectively ....................................      21,489,969        3,749,820          505,527
                                                       -------------    -------------    -------------
          Gross profit .............................      75,044,725       16,923,994        3,006,951

Operating expenses:
   Product development, excludes $246,881, $303,307
      and $0 of non-cash compensation for 2000, 1999
      and 1998, respectively .......................       8,069,532        1,422,999          474,406
   Sales and marketing, excludes $195,148, $146,179
      and $0 of non-cash compensation for 2000, 1999
      and 1998, respectively .......................      82,513,636       24,489,455        3,084,712
   General and administrative, excludes $1,397,912,
      $1,549,488 and $0 non-cash compensation for
      2000, 1999 and 1998, respectively ............      25,793,746        8,112,320        1,642,089
   Non-cash compensation, net ......................       1,860,153        2,012,449             --
   Amortization of goodwill ........................      10,210,720             --               --
                                                       -------------    -------------    -------------
      Total operating expenses .....................     128,447,787       36,037,223        5,201,207
                                                       -------------    -------------    -------------
          Loss from operations .....................     (53,403,062)     (19,113,229)      (2,194,256)
Net interest  income (expense) .....................       7,072,441        1,296,773          (63,058)
                                                       -------------    -------------    -------------
          Net loss .................................   $ (46,330,621)   $ (17,816,456)   $  (2,257,314)
                                                       =============    =============    =============
Deemed dividend attributable to issuance of
   convertible preferred stock .....................            --        (16,200,000)            --
                                                       -------------    -------------    -------------
Net loss attributable to common stockholders .......   $ (46,330,621)   $ (34,016,456)   $  (2,257,314)
                                                       =============    =============    =============
Basic and diluted net loss per common share ........   $       (1.34)   $       (1.46)   $       (0.11)
                                                       =============    =============    =============
Weighted average shares outstanding used in basic
 and diluted net loss per common share calculation..      34,663,186       23,334,936       21,044,184
                                                       =============    =============    =============

     See accompanying notes to consolidated financial statements.


                                                               HOTJOBS.COM, LTD.
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                        ADDITIONAL
                                                               COMMON STOCK             DEFERRED         PAID-IN       TREASURY
                                                             SHARES     AMOUNT        COMPENSATION       CAPITAL        STOCK

Balance as of December 31, 1997......................     21,300,000  $213,000                -          $(75,496)     $     -
Allocation of compensation from affiliate............              -         -                -           182,000            -
Repurchase of common stock...........................       (480,000)   (4,800)               -             4,800            -
Net loss for the year ended December 31, 1998........              -         -                -                 -            -
                                                          ----------  --------         ---------       ----------     --------
Balance as of December 31, 1998......................     20,820,000   208,200                -           111,304            -
Repurchase of common stock...........................              -         -                -                 -      (61,000)
Offering costs related to preferred stock............              -         -                -           (85,113)           -
Beneficial conversion feature related to
 redeemable convertible preferred stock..............              -         -                -        16,200,000            -
Amortization of beneficial conversion feature........              -         -                -                 -            -
Conversion of preferred stock into common stock .....      3,934,019    39,340                -        16,160,660            -
Issuance of common stock in connection with IPO,
 net of offering costs ..............................      3,350,000    33,500                -        23,202,633            -
Exercise of stock options............................        390,400     3,904                -            15,893            -
Deferred compensation, net of options forfeited......              -         -       (7,521,972)        7,521,972            -
Amortization of deferred compensation,
 net of options forfeited............................              -         -        2,012,449                 -            -
Issuance of common stock in a follow-on offering,
 net of offering costs ..............................      2,850,000    28,500                -       114,825,410       61,000
Comprehensive loss:
 Foreign currency translation........................              -         -                -                 -            -
 Unrealized (loss) on marketable securities..........              -         -                -                 -            -
Net loss for the year ended December 31, 1999........              -         -                -                 -            -
                                                          ----------  --------         ---------       ----------     --------
Total comprehensive loss.............................              -         -                -                 -            -
                                                          ----------  --------         ---------       ----------     --------
Balance as of December 31, 1999......................     31,344,419   313,444       (5,509,523)      177,952,759            -
                                                          ----------  --------         ---------       ----------     --------
Proceeds from issuance of stock for the Employee
 Stock Purchase Plan.................................        121,152     1,212                -           878,974            -
Acquisition of Resumix...............................      3,560,019    35,600                -        43,428,537            -
Exercise of stock options............................      1,760,775    17,608                -         1,254,470            -
Deferred compensation, net of options forfeited......              -         -             (549)              549            -
Amortization of deferred compensation,
 net of options forfeited............................              -         -        1,860,153                 -            -
Issuance of stock for trademark......................            500         5                -            12,557            -
Comprehensive loss:
 Foreign currency translation........................              -         -                -                 -            -
 Unrealized gain (loss) on marketable securities.....              -         -                -                 -            -
Net loss for the year ended December 31, 2000........              -         -                -                 -            -
                                                          ----------  --------         ---------       ----------     --------
Total comprehensive loss.............................              -         -                -                 -            -
                                                          ----------  --------         ---------       ----------     --------
Balance as of December 31, 2000......................     36,786,865  $367,869      $(3,649,919)     $223,527,846       $    -
                                                          ----------  --------         ---------       ----------     --------

                                                                         ACCUMULATED
                                                                            OTHER                                       TOTAL
                                                                        COMPREHENSIVE         ACCUMULATED            STOCKHOLDERS'
                                                                            LOSS                DEFICIT            EQUITY (DEFICIT)

Balance as of December 31, 1997......................                      $     -             $(945,286)              $(807,782)
Allocation of compensation from affiliate............                            -                     -                 182,000
Repurchase of common stock...........................                            -                     -                       -
Net loss for the year ended December 31, 1998........                            -            (2,257,314)             (2,257,314)
                                                                         ---------           -----------             -----------
Balance as of December 31, 1998......................                            -            (3,202,600)             (2,883,096)
Repurchase of common stock...........................                            -                     -                 (61,000)
Offering costs related to preferred stock............                            -                     -                 (85,113)
Beneficial conversion feature related to
 redeemable convertible preferred stock..............                            -                     -              16,200,000
Amortization of beneficial conversion feature........                            -           (16,200,000)            (16,200,000)
Conversion of preferred stock into common stock......                            -                     -              16,200,000
Issuance of common stock in connection with IPO,
 net of offering costs...............................                            -                     -              23,236,133
Exercise of stock options............................                            -                     -                  19,797
Deferred compensation, net of options forfeited......                            -                     -                       -
Amortization of deferred compensation,
 net of options forfeited............................                            -                     -               2,012,449
Issuance of common stock in a follow-on offering,
 net of offering costs...............................                            -                     -             114,914,910
Comprehensive loss:
 Foreign currency translation........................                       (3,688)                    -                  (3,688)
 Unrealized (loss) on marketable securities..........                       (5,761)                    -                  (5,761)
Net loss for the year ended December 31, 1999........                            -           (17,816,456)            (17,816,456)
                                                                         ---------           -----------             -----------
Total comprehensive loss.............................                            -                     -             (17,825,905)
                                                                         ---------           -----------             -----------
Balance as of December 31, 1999......................                       (9,449)          (37,219,056)            135,528,175
                                                                         ---------           -----------             -----------
Proceeds from issuance of stock for the Employee
 Stock Purchase Plan.................................                            -                     -                 880,186
Acquisition of Resumix...............................                            -                     -              43,464,137
Exercise of stock options............................                            -                     -               1,272,078
Deferred compensation, net of options forfeited......                            -                     -                       -
Amortization of deferred compensation,
 net of options forfeited............................                            -                     -               1,860,153
Issuance of stock for trademark......................                            -                     -                  12,562
Comprehensive loss:
 Foreign currency translation........................                       (9,448)                    -                  (9,448)
 Unrealized gain (loss) on marketable securities.....                       27,497                     -                  27,497
Net loss for the year ended December 31, 2000........                            -           (46,330,621)            (46,330,621)
                                                                         ---------           -----------             -----------
Total comprehensive loss.............................                            -                     -             (46,312,572)
                                                                         ---------           -----------             -----------
Balance as of December 31, 2000......................                     $  8,600          $(83,549,677)           $136,704,719
                                                                         ---------           -----------             -----------



                                            See accompanying notes to consolidated financial statements.

                                                                         40

                                HOTJOBS.COM, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               YEAR ENDED DECEMBER 31,
                                                                                 -----------------------------------------------
                                                                                      2000             1999              1998
                                                                                 -------------    -------------    -------------
Cash flows from operating activities:
   Net loss ..................................................................   $ (46,330,621)   $ (17,816,456)   $  (2,257,314)
   Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization ......................................      15,623,106          785,749          107,904
          Provision for doubtful accounts ....................................       5,125,984          937,236           85,000
          Allocation of compensation cost from affiliate .....................              --               --          182,000
          Non-cash compensation ..............................................       1,860,153        2,012,449               --
          Changes in, net of effects of acquisition:
             Accounts receivable .............................................     (16,825,074)      (5,840,150)      (1,319,160)
             Prepaid expenses and other current assets .......................      (1,952,733)      (1,701,346)      (1,021,827)
             Other assets/current liabilities ................................       2,420,664         (196,269)         396,111
             Accounts payable and accrued expenses ...........................      17,052,774        8,615,189          540,615
             Deferred revenue ................................................       6,100,939        3,418,627        1,178,528
                                                                                 -------------    -------------    -------------
                Net cash used in operating activities ........................     (16,924,808)      (9,784,971)      (2,108,143)
                                                                                 -------------    -------------    -------------
Cash flows from investing activities:
   Purchase of marketable securities .........................................    (314,887,343)    (124,952,871               --
   Sale of marketable securities .............................................     317,205,000       75,050,000               --
   Capital expenditures ......................................................     (23,464,371)      (4,311,049)        (497,054)
   Restricted cash ...........................................................      (1,800,000)              --               --
   Acquisition of business, net of cash acquired .............................         663,971               --               --
   Purchase of trademark .....................................................         (34,898)              --               --
                                                                                 -------------    -------------    -------------
                Net cash used in investing activities                              (22,317,641)     (54,213,920)        (497,054)
                                                                                 -------------    -------------    -------------
Cash flows from financing activities:
   Proceeds from issuance of common stock ....................................              --      138,151,043               --
   (Repayment to) advances from affiliate ....................................              --       (2,639,795)       2,639,795
   Repurchase of issuance of common stock ....................................              --          (61,000)              --
   Proceeds from issuance of redeemable convertible
      preferred stock ........................................................              --       16,114,887               --
   Proceeds from note payable ................................................              --          480,998               --
   Proceeds from credit line .................................................         334,828          665,172          180,000
   Repayment of note payable .................................................        (297,609)        (155,315)              --
   Repayment of credit line ..................................................        (250,000)        (180,000)              --
   Proceeds from exercise of options .........................................       1,272,078           19,797               --
   Principal payments under capital lease obligations ........................        (205,725)        (187,694)         (47,594)
   Proceeds from issuance of stock for the
       Employee Stock Purchase Plan ..........................................         880,186               --               --
                                                                                 -------------    -------------    -------------
                Net cash provided by financing
                activities ...................................................       1,733,758      152,208,093        2,772,201
                                                                                 -------------    -------------    -------------
  Effect of foreign exchange rates on cash ...................................         (15,062)          (3,548)              --
                                                                                 -------------    -------------    -------------
                Net (decrease) increase in cash and cash
                equivalents ..................................................     (37,523,753)      88,205,654          167,004
Cash and cash equivalents at beginning of period .............................      88,372,658          167,004               --
                                                                                 -------------    -------------    -------------
Cash and cash equivalents at end of period ...................................   $  50,848,905    $  88,372,658    $     167,004
                                                                                 =============    =============    =============

                                HOTJOBS.COM, LTD.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


Supplemental disclosures of cash flow information:
Interest paid ........................................................      $   178,169   $   160,284   $    13,128
                                                                            ===========   ===========   ===========
Non cash transactions:
   Equipment acquired under capital leases ..............................   $        --   $   457,126   $   200,543
   Barter transaction ...................................................   $    25,000   $   252,500   $        --
Stock issued for purchase of trademark ..................................   $    12,562   $        --   $        --
Issuance of common stock and assumption of Resumix outstanding options in exchange for capital stock of Resumix, net of cash
     received and paid ..................................................   $43,464,137   $        --   $        --

          See accompanying notes to consolidated financial statements.

          HOTJOBS.COM, LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (ALL INFORMATION SUBSEQUENT TO DECEMBER 31, 2000 IS UNAUDITED)

(1) DESCRIPTION OF BUSINESS

HotJobs.com, Ltd. ("HotJobs") is a leading provider of comprehensive online recruiting solutions for employers, staffing firms and job seekers. HotJobs' solutions include HotJobs.com, its popular consumer job board; AgencyExchange, a business-to-business exchange between employers and staffing firms; applicant tracking software; HotJobs Career Expos; and online advertising. HotJobs.com allows member employers access to a database of job seekers and a back-end system that provides them with the tools to post, track and manage job openings. HotJobs.com also allows job seekers to identify, research, evaluate and apply to job opportunities from employers, staffing firms or both, while enabling them to restrict access to their resumes.

The majority of HotJobs' revenues are derived from employer memberships to HotJobs.com. HotJobs operates in a highly competitive environment and inherent in its business are various risks and uncertainties, including its limited operating history and unproven business model. HotJobs' success may depend in part upon the emergence of the Internet as a recruiting medium, prospective product and service development efforts and the acceptance of its products and services by the marketplace.

HotJobs was incorporated in Delaware on February 20, 1997 (inception) as Hot Jobs, Inc. On September 23, 1998, Hot Jobs, Inc. changed its name to HotJobs.com, Ltd. On May 11, 2000, HotJobs acquired Resumix, Inc. ("Resumix") pursuant to which Resumix became a wholly owned subsidiary of HotJobs.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of HotJobs and its wholly owned domestic and foreign subsidiaries. Certain prior period amounts have been reclassified to conform to the current year presentation. All significant inter-company transactions and balances have been eliminated in consolidation.

(b) USE OF ESTIMATES

The preparation of the financial statements and related disclosures in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions relate to estimates of collectibility of accounts receivable, the realization of goodwill, useful lives of fixed assets, accruals and other factors. Actual results could differ from those estimates.

(c) FOREIGN CURRENCY TRANSLATION

HotJobs' foreign operations utilize the local foreign currency as the functional currency. The results of operations and cash flows for the foreign operations are translated at an average exchange rate for the period, and the assets and liabilities of the foreign operations are translated at the end of the period exchange rate. Translation adjustments are included in stockholders' equity (deficit) as accumulated other comprehensive income (loss), a separate component of stockholders' equity (deficit).

(d) CASH AND CASH EQUIVALENTS

HotJobs considers all highly liquid securities with original maturities of three months or less to be cash equivalents.

(e) MARKETABLE SECURITIES

HotJobs has adopted Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 establishes the accounting and reporting requirements for all debt securities and for investments in equity securities that have a readily determinable fair market value. All marketable securities must be classified as one of the following: held-to-maturity, available-for-sale or trading securities. HotJobs determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation periodically. Marketable securities have been classified as available-for-sale and are carried at fair value with any unrealized gains and losses, net of tax, included in stockholders' equity (deficit) as accumulated other comprehensive income (loss), a separate component of stockholders' equity (deficit).

         (ALL INFORMATION SUBSEQUENT TO DECEMBER 31, 2000 IS UNAUDITED)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(f) PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over three to seven years, which is the estimated useful life of the related assets. Leasehold improvements are amortized over their estimated lives or the term of the related lease, whichever is shorter. Software developed or obtained for internal use is amortized over three years once the software is implemented. Equipment under capital leases is stated at the present value of minimum lease payments and is amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the assets.

(g) IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets, including fixed assets and goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, HotJobs estimates the undiscounted future cash flows to result from the use of the asset and its ultimate disposition. If the sum of the undiscounted future cash flows is less than the carrying value, HotJobs recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. Fair value would generally be determined by market value. Assets to be disposed are measured at the lower of the carrying value or fair value less costs to sell.

(h) GOODWILL

Goodwill represents the excess of the cost to acquire a business over the fair value of the net assets of the acquired company. Goodwill is being amortized on a straight-line basis over the expected period of benefit of three years. For the years ended December 31, 2000, 1999 and 1998, amortization of goodwill was $10,210,720, $0 and $0, respectively.

(i) INCOME TAXES

HotJobs accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

(j) REVENUE RECOGNITION

e-Recruitment fee revenues consist of subscription fees paid by employers for memberships to HotJobs.com and fees paid by employers to post 30-day single-ad job postings. HotJobs provides membership subscriptions for a minimum term of three months. Membership subscriptions to HotJobs.com are sold on a good-until-cancelled basis. HotJobs recognizes subscription revenue from HotJobs.com membership ratably over the subscription term, and it recognizes revenue from single-ad job postings over the period of delivery of the service.

HotJobs licenses its client/server and ASP hosted software. Client/server software license fees are recognized upon the delivery of the software, while ASP hosted software license fees are recognized over the four-year estimated useful life of the software, in accordance with Statements of Position 97-2 and 98-9 issued by the American Institute of Certified Public Accountants and Staff Accounting Bulletin No. 101 issued by the Securities and Exchange Commission. HotJobs provides maintenance and hosting services on a monthly basis, and recognizes revenue over the period of delivery of service.

Career expos revenue consists primarily of fees from employers that rent booths at HotJobs Career Expos. Revenue is recognized in the month in which the HotJobs Career Expo takes place.

Other revenues primarily consist of fees derived from banner and co-operative advertising as well as strategic consulting services. HotJobs recognizes revenue related to these services over the period of delivery of service.

         (ALL INFORMATION SUBSEQUENT TO DECEMBER 31, 2000 IS UNAUDITED)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(k) DEFERRED REVENUE

Deferred revenue represents amounts billed or payments received in advance of the subscription period and maintenance services to be rendered over a certain period of time, and is recognized as revenue ratably over the service term. At December 31, 2000 and 1999, deferred revenue was $16,869,931 and $5,373,352, respectively.

(l) PRODUCT DEVELOPMENT COSTS

HotJobs accounts for product development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," under which certain product development costs are required to be capitalized commencing when a product's technological feasibility has been established by completion of a working model of the product and ending when a product is available for general release to customers. Product development costs include expenses incurred by HotJobs for research, design and development of its proprietary technology. To date, completion of a working model of HotJobs' products and general release to customers substantially coincided. As a result, HotJobs had not capitalized software development costs because such costs have been insignificant.

(m) ADVERTISING EXPENSES

HotJobs expenses advertising costs the first time the advertising takes place, in accordance with AICPA Statement of Position 93-7. Advertising costs were $54,226,361, $16,792,581 and $1,305,607, respectively, for the years ended
December 31, 2000, 1999 and 1998. Advertising expenses are included in sales and marketing expense in HotJobs' statements of operations.

(n) STOCK-BASED COMPENSATION

HotJobs adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize the fair value of all stock-based awards on the date of grant as expense over the vesting period. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and provide pro forma net income
(loss) disclosure for employee stock option grants made as if the fair value-based method defined in SFAS No. 123 has been applied. Under APB Opinion No. 25, compensation expense is recorded on the date of grant only if the market price of the underlying stock options exceeded the exercise price. HotJobs has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. HotJobs amortizes the deferred compensation expense on a straight-line basis over the vesting period of the related options. HotJobs has also adopted FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44"), which provides guidance for applying APB Opinion No. 25. FIN No. 44 generally applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000. The adoption of this standard had no significant effect on HotJobs' results of operations.

(o) BASIC AND DILUTED NET LOSS PER SHARE

HotJobs computes net income (loss) available per share in accordance with SFAS No. 128, "Computation of Earnings Per Share," and the SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net income (loss) available per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) available per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. As HotJobs had a net loss in each of the periods presented, basic and diluted net income (loss) available per share is the same.

Diluted net loss per share for the years ended December 31, 2000, 1999 and 1998 does not include the effects of options to purchase 7,135,927, 5,914,400 and 1,236,000 shares of common stock, respectively, as the effect of their inclusion is anti-dilutive during each period.

(p) STOCK SPLIT

In May 1999, the Board of Directors approved and implemented a 2,000-for-1 stock split. Accordingly, all common share and per common share information in the accompanying financial statements have been adjusted retroactively to reflect the effect of this stock split.

         (ALL INFORMATION SUBSEQUENT TO DECEMBER 31, 2000 IS UNAUDITED)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

On June 30, 1999, the Board of Directors approved a 24-for-one stock split of HotJobs common stock, which took effect in August 1999 in connection with its Initial Public Offering ("IPO"). Accordingly, all common share and per common share information in the accompanying financial statements have been adjusted retroactively to reflect the effect of this stock split.

(q) BUSINESS SEGMENT REPORTING

HotJobs accounts for its segment information in accordance with the provisions of SFAS No. 131, cDisclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes annual and interim reporting standards for operating segments of a company. SFAS No. 131 requires disclosures of selected segment-related financial information about products, major customers and geographic areas. HotJobs is currently organized in a single operating segment for purposes of making operating decisions and assessing performance. The chief operating decision-maker evaluates performance, makes operating decisions and allocates resources based on financial data consistent with the presentation in the accompanying consolidated financial statements. Effective 2001, HotJobs has divided its operations into multiple segments for the purposes of making operating decisions and assessing performance, and HotJobs will be reporting operating segment results going forward.

HotJobs' revenues have been earned primarily from customers in the United States. In addition, all significant operations and assets are based in the United States.

(r) FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject HotJobs to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, accounts receivable and restricted cash. HotJobs invests its cash, cash equivalents and marketable securities in highly liquid instruments that bear minimal risk. HotJobs has not experienced any material losses on its investments.

HotJobs' customers are primarily located in the United States. HotJobs establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information; to date, such losses have been within management's expectations.

HotJobs has not experienced any significant credit loss to date. No single customer accounted for or exceeded 10% of revenues in 2000, 1999 or 1998 or 10% of accounts receivable in 2000 or 1999. Two customers had balances of 18% and 17%, respectively, of gross accounts receivable at December 31, 1998.

(s) COMPREHENSIVE LOSS

SFAS No. 130, "Reporting Comprehensive Income," requires HotJobs to report in its consolidated financial statements, in addition to its net income (loss), comprehensive income (loss), which includes all changes in equity during a period from non-owner sources including foreign currency items and unrealized gains and losses on certain investments in debt and equity securities. HotJobs' other comprehensive loss items as of December 31, 2000 and 1999 were foreign currency translation adjustments of $(13,136) and $(3,688), respectively, and unrealized gain (loss) on marketable securities of $21,736 and $(5,761), respectively.

(t) COMPUTER SOFTWARE

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance for determining whether computer software is internal-use software. It also provides guidance on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public, as well as on capitalization of the costs incurred for computer software developed or obtained for internal use. HotJobs adopted SOP 98-1 in 1999 and capitalized $5,854,654, $546,266 and $0, as of December 31, 2000, 1999 and 1998,
respectively.

(u) RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and, as amended by SFAS No. 137, will be adopted by HotJobs on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The adoption of this statement will not impact HotJobs' historical financial statements as HotJobs currently does not use derivative instruments.

         (ALL INFORMATION SUBSEQUENT TO DECEMBER 31, 2000 IS UNAUDITED)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44") provides guidance for applying APB Opinion No. 25, "Accounting for Stock Issued to Employees." With certain exceptions, FIN No. 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000. The adoption of Fin No. 44 on July 1, 2000 did not have any significant effect on HotJobs' results of operations.

In March 2000, the EITF reached a consensus on Issue 00-2 "Accounting for Web Site Development Costs," which provided guidance on when to capitalize as opposed to expensing costs incurred to develop a Website. The consensus is effective for Website development costs in quarters beginning after June 30, 2000. HotJobs has applied the guidance as described by Issue 00-2 for the year ended December 31, 2000, and noted that there was no material impact on its results of operations.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. HotJobs' revenue recognition policies are consistent with SAB No. 101; accordingly, its implementation did not have a significant effect on HotJobs' results of operations.

(3) ACQUISITION OF RESUMIX, INC.

On May 11, 2000, HotJobs acquired Resumix in a merger in which a wholly owned subsidiary of HotJobs was merged with and into Resumix, with the result that Resumix is now a wholly owned subsidiary of HotJobs.

In connection with the acquisition and in exchange for 100% of the outstanding capital stock of Resumix, HotJobs issued 3,560,019 shares of its common stock, of which 359,282 of these shares will be held in escrow until May 11, 2001 pending satisfaction of certain conditions, and paid a total of $392,456 in cash to certain non-accredited investors in Resumix. In addition, HotJobs assumed Resumix's existing stock option plans, resulting in the potential additional issuance of approximately 1.1 million shares of HotJobs' common stock upon the exercise of these options. The total purchase price for the acquisition, including approximately $1.8 million of acquisition expenses, was approximately $45.6 million. The excess of the purchase price over the fair value of the assets acquired of approximately $47.9 million has been recorded as goodwill and is being amortized on a straight-line basis over three years.

Resumix is based in Sunnyvale, CA and has developed Artificial Intelligence search capabilities for its recruiting software products. The acquisition has been accounted for by the purchase method and, accordingly, the results of operations of Resumix have been included in HotJobs' consolidated financial statements from May 11, 2000.

The following unaudited pro forma financial information presents the combined results of operations of HotJobs and Resumix as if the acquisition had occurred as of the beginning of the respective periods, after giving effect to certain adjustments, including the amortization of goodwill. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had HotJobs and Resumix constituted a single entity during such periods.

                    UNAUDITED PRO FORMA FINANCIAL INFORMATION

                                   FOR THE YEAR ENDED DECEMBER  31,
                                   --------------------------------
                                         2000            1999
                                    -------------    -------------

Revenues ........................   $ 103,311,637    $  48,224,031
                                    =============    =============

Net loss attributable to
 common stockholders.............   $ (56,804,024)   $ (59,121,235)
                                    =============    =============

Basic and diluted net loss per
common share ....................   $       (1.58)   $       (2.20)
                                    =============    =============

Weighted average shares
outstanding used in basic and
diluted net loss per common share      35,937,401       26,894,955
                                    =============    =============

         (ALL INFORMATION SUBSEQUENT TO DECEMBER 31, 2000 IS UNAUDITED)

(4) MARKETABLE SECURITIES

HotJobs had the following marketable securities at December 31, 2000 and 1999:


                                                                                                    2000
                                                                   ----------------------------------------------------------------
                                                                                                   GROSS
                                                                                                 UNREALIZED
                                                                     AMORTIZED COST                GAINS             FAIR VALUE
                                                                     --------------             ------------         -----------
        Market auction securities..............................        $33,230,000                $      --          $33,230,000
        Government securities..................................         14,995,960                   22,790           15,018,750
                                                                       -----------               ----------          -----------
                               Total...........................        $48,225,960               $   22,790          $48,248,750
                                                                       ===========               ==========          ===========

                                                                                                    1999
                                                                   --------------------------------------------------------------
                                                                                                   GROSS
                                                                                                 UNREALIZED
                                                                     AMORTIZED COST               (LOSSES)           FAIR VALUE
                                                                     --------------             -----------          -----------
        Market auction securities..............................        $29,550,000              $       --           $29,550,000
        Government securities..................................         20,351,026                  (3,916)           20,347,110
                                                                       -----------              -----------          -----------
                               Total...........................        $49,901,026              $   (3,916)          $49,897,110
                                                                       ===========              ===========          ===========

(5) PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of December 31, 2000 and 1999 consisted of the following:


                                                                                                  DECEMBER 31,
                                                                                         ----------------------------
                                                                                              2000            1999
                                                                                         ----------------------------
Prepaid advertising ..................................................................   $    685,530    $    524,994
Prepaid insurance ....................................................................        387,844         274,398
Prepaid software licenses ............................................................        627,027         155,292
Deposits .............................................................................        408,732       1,071,054
Interest receivable ..................................................................        100,762         442,219
Restricted cash ......................................................................      1,800,000              --
Unbilled receivables .................................................................      1,897,720          11,258
Other ................................................................................      1,111,732         264,826
                                                                                         ------------    ------------
      Total ..........................................................................   $  7,019,347    $  2,744,041
                                                                                         ============    ============

(6) PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2000 and 1999 consisted of the following:

                                                                                                  DECEMBER 31,
                                                                                         ----------------------------
                                                                                              2000            1999
                                                                                         ------------    ------------
Computer equipment, including assets under capital leases of
    $657,607 for both 2000 and 1999 ..................................................   $ 15,870,647    $  4,635,925
Furniture and fixtures and leasehold improvements ....................................      8,279,526         273,884
Software .............................................................................      6,400,920         546,266
Vehicles .............................................................................        110,727              --
                                                                                         ------------    ------------
                                                                                           30,661,820       5,456,075
Less accumulated depreciation and amortization, including
    assets under capital leases of $439,515 and $232,619,
    respectively .....................................................................     (6,191,965)       (883,579)
                                                                                         ------------    ------------
     Total ...........................................................................   $ 24,469,855    $  4,572,496
                                                                                         ============    ============


Depreciation expense was $5,308,386 and $775,675 in the 2000 and 1999 periods, respectively.

         (ALL INFORMATION SUBSEQUENT TO DECEMBER 31, 2000 IS UNAUDITED)

(7) ACCOUNTS PAYABLE/ACCRUED EXPENSES

Accounts Payable/Accrued Expenses as of December 31, 2000 and 1999 consisted of the following:

                                               DECEMBER 31,
                                       ------------    ------------
                                           2000            1999
                                       ------------    ------------
  Accounts payable .................   $ 10,939,654    $  1,850,221
  Accrued advertising ..............      4,326,936       2,822,504
  Accrued commissions ..............      3,799,908       1,155,635
  Accrued bonus ....................      3,099,920       1,014,100
  Accrued professional fees ........      3,017,464         617,216
  Accrued other ....................      6,978,939       1,774,063
                                       ------------    ------------
        Total ......................   $ 32,162,821    $  9,233,739
                                       ============    ============

(8) INCOME TAXES

There has been no provision for U.S. federal or state income taxes for any period as HotJobs has incurred operating losses since inception.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are as follows:

                                               DECEMBER 31,
                                       ------------    ------------
                                           2000            1999
                                       ------------    ------------
Deferred Tax Assets (Liabilities):
  Net operating loss carryovers ....   $ 27,209,292    $  9,645,654
  Charitable contributions carryover         57,190              --
  Allowance for doubtful accounts ..      2,194,154         344,761
  Intangible assets ................      4,921,268              --
  Non-cash compensation ............      1,390,930         865,353
  General business credit ..........        329,745              --
  Fixed assets .....................        255,817        (163,355)
  Other accruals and deferred items         356,895          57,190
                                       ------------    ------------
  Total net deferred tax asset .....     36,715,291      10,749,603
  Valuation allowance ..............    (36,715,291)    (10,749,603)
  Net deferred tax asset ...........   $         --    $         --
                                       ============    ============


HotJobs has incurred net operating losses since inception. As of December 31, 2000, HotJobs had approximately $67.0 million of net operating losses, of which approximately $3.0 million related to foreign operations and approximately $9.0 million was comprised of losses incurred by Resumix prior to its acquisition by HotJobs. U.S. net operating loss carryovers will expire in varying amounts if unused as of the years ended December 2012 - 2020. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss carryovers available to be used in any given year if certain events occur, including significant changes in ownership interests. HotJobs has not assessed the impact of these provisions on the availability of its loss carryovers.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning in making these assessments. Due to HotJobs' history of net operating losses, there is uncertainty surrounding whether it will ultimately realize its deferred tax assets. Accordingly, the deferred tax assets are fully reserved.

Of the total deferred tax assets of approximately $36.7 million existing on December 31, 2000, subsequently recognized tax benefits, if any, in the amount of approximately of $2.5 million will be applied directly to contributed capital when realized. This amount relates to the tax effect of deductions for stock options included in HotJobs' net operating loss carryover.

         (ALL INFORMATION SUBSEQUENT TO DECEMBER 31, 2000 IS UNAUDITED)

(9) RELATED PARTY TRANSACTIONS

For the years ended December 31, 1998 and 1999, OTEC, an affiliated company at the time, paid various expenses on behalf of HotJobs. HotJobs recorded its allocated share of the expenses on its financial statements. The effect of all operating expenses paid on behalf of HotJobs by OTEC was approximately $135,508 and $1,153,000 for the years ended December 31, 1999 and 1998, respectively. These expenses primarily consisted of rents, salaries, computer expense and other administrative expenses. OTEC also provided cash advances of $2,639,795 to HotJobs in 1998, of which $2,259,795 bore interest at rates ranging from 8.75% to 9.5% per annum. The interest expense relating to such cash advances was approximately $94,000 and $49,000 during 1999 and 1998, respectively. In 1999, HotJobs repaid all but $1,063 due to OTEC.

HotJobs believes that these transactions were entered into on an arms-length basis. With respect to salaries and employee benefit plans, the expenses were based on the actual charge per employee of HotJobs. With respect to expenses such as rents, computer expenses and insurance, expenses were based on the number of HotJobs employees using the facility or service as a percentage of all employees using the facility or service. All of these expenses were paid to outside third parties at market rates.

At December 31, 1999 and 1998, OTEC owned approximately 9.3% and 23.0%, respectively, of HotJobs.

Richard Johnson was, until March 8, 2000, a shareholder of OTEC. Compensation expense for Mr. Johnson of $182,000 for the year ending December 31, 1998 was paid by OTEC. The amount paid by OTEC was included as capital contributions in the statements of stockholders' equity (deficit), as it is not required to be repaid.

HotJobs has recorded in the consolidated statements of operations revenues from OTEC of $377,250 for 2000 and $294,000 for both 1999 and 1998 for the license of miscellaneous propriety software by OTEC and for the hosting of that software until September 2000.

On March 2, 1999, Mr. Johnson granted Bennett Carroccio, the president of OTEC, an option, which expires on March 2, 2002, to purchase 34 shares of OTEC common stock owned personally by him at a purchase price of $4,880 per share, aggregating to $165,920, and an additional option to purchase 50 shares of each of OTEC's affiliated companies at a purchase price of $1 per share. In addition, Mr. Johnson granted Mr. Carroccio an irrevocable proxy expiring March 2, 2002 to vote all of Mr. Johnson's shares of stock subject to the option. Similarly, on March 2, 1999, Mr. Carroccio granted Mr. Johnson an option, which expires on March 2, 2002, to purchase 3,264,000 shares of HotJobs' common stock owned personally by Mr. Carroccio at a purchase price of approximately $0.05 per share, aggregating to $165,920. Mr. Carroccio granted Mr. Johnson an irrevocable proxy expiring March 2, 2002 to vote all of his shares of stock in HotJobs subject to the option. On November 15, 1999, for no consideration, Mr. Johnson executed a letter agreement pursuant to which he agreed to exercise the option only to the extent of 3,140,352 shares of HotJobs' common stock. Mr. Johnson exercised this option with respect to 3,040,352 shares of HotJobs' common stock on March 8, 2000. Because these were nonmonetary transactions between two individuals with respect to shares personally owned by them, no accounting was required by HotJobs.

Prior to 2000, HotJobs had several joint insurance polices with OTEC and its affiliates. HotJobs' commercial property insurance issued by Federal Insurance Company for a one-year term beginning October 15, 1998, covered both its California and New York offices as well as OTEC's California office. HotJobs' commercial umbrella policy, also issued by Federal Insurance Company for a one-year term beginning October 15, 1998, also covered OTEC and its affiliates, as did HotJobs' workers compensation insurance, issued by Lumbermans Mutual Casualty Company on December 1, 1998 for a term ending October 15, 1999. Effective June 1, 1999, HotJobs had stand-alone insurance policies in place. HotJobs had a joint fiduciary liability policy, issued by Travelers Insurance for a one-year term beginning October 20, 1998, with OTEC and its affiliates. Insurance expenses of $85,096 in 1998 have been allocated by OTEC to HotJobs based on the respective number of personnel of these two companies. On July 20, 1999, HotJobs obtained its own directors and officers' liability insurance policy.

Until October 31, 2000, OTEC and an affiliated company, jointly and severally, guaranteed certain of HotJobs' obligations, including HotJobs' obligation to pay rent under its leases, dated as of April 16, 1999, pursuant to which HotJobs rented the 10th, 14th and 16th floors of a building located at 24 West 40th Street in New York City. These leases terminated effective October 31, 2000. OTEC guarantees HotJobs' obligations under its lease for office space in San Francisco, CA.

On April 2, 1999, HotJobs repurchased 1,200,000 shares of common stock from Mr. Johnson and two of HotJobs' employees for approximately $0.05 per share.

On May 11, 1999, as part of the Series A Preferred Stock purchase agreement (see note 12), FSA Capital, Inc. purchased 42,148 shares of Series A Preferred Stock for $421,480. HotJobs' former Chief Financial Officer who was also a director of HotJobs through September 21, 2000, is a director of FSA Capital, Inc.

         (ALL INFORMATION SUBSEQUENT TO DECEMBER 31, 2000 IS UNAUDITED)

(9) RELATED PARTY TRANSACTIONS (CONTINUED)

On May 11, 1999, Generation Capital Partners, L.P. and affiliated investment entities ("Generation Partners") purchased in the aggregate 1,053,704 shares of Series A Preferred Stock for $10,537,040. Generation Partners owns more than 5% of HotJobs' common stock. One of HotJobs' directors is a Managing Partner of an affiliate of Generation Partners.

On May 11, 1999, one of HotJobs' directors purchased 18,750 shares of Series A Preferred Stock for $187,500. In connection with the Series A Preferred Stock financing, GreenAcre Ventures LLC, of which this same director is a managing member, purchased an aggregate of 170,592 shares of HotJobs' common stock from two of HotJobs' employees.

On May 11, 1999, one of HotJobs' directors purchased 21,074 shares of Series A Preferred Stock for $210,740.

(10) LINES OF CREDIT

On October 13, 1998, HotJobs entered into a $500,000 line of credit with The Dime Savings Bank of New York (the "Bank"). Any outstanding balance was payable on demand and bore interest at a fluctuating rate of 1% above the Bank's reference lending rate for domestic commercial loans. All of HotJobs' assets were pledged as collateral in the event of default. The amount borrowed on the line of credit was $180,000 as of December 31, 1998. On July 20, 1999, HotJobs repaid $180,000 in principal, along with interest due under this line of credit with the Bank. On September 16, 1999, HotJobs terminated this $500,000 line of credit.

On October 13, 1998, OTEC refinanced an obligation under a line of credit with the Bank. As part of the refinancing agreement, the assets of HotJobs were pledged as collateral in the event of default by OTEC. On June 2, 1999, the Bank removed all cross guarantees with both the HotJobs and OTEC lines of credit.

On September 16, 1999, HotJobs entered into a Loan and Security Agreement with Silicon Valley Bank, which was subsequently modified on November 22, 1999 and May 17, 2000. The agreement consists of a $4,000,000 revolving line of credit and a $1,000,000 equipment line of credit. The revolving line of credit had a term of one year and bore interest at an annual rate of the bank's prime rate plus 75 basis points. Interest on the revolving line of credit was payable monthly and any principal outstanding was payable at the end of the term. As of December 31, 1999, HotJobs had available $2,200,000 of the $4,000,000 revolving line of credit as $1,800,000 of the revolving line of credit had been utilized to support a letter of credit issued in 1999 in connection with entering into a lease for new premises. On September 15, 2000, the revolving line of credit terminated and HotJobs deposited $1,800,000 with Silicon Valley Bank to support the letter of credit. The $1,800,000 is included in other current assets as these funds are restricted. The equipment line of credit has a term of 42 months and bears interest at an annual rate of the bank's prime rate plus 100 basis points. HotJobs may borrow under this equipment line of credit during the first six months of the term. During the first six months of the term of the equipment line, HotJobs fully utilized this line of credit, and, in 2000, repaid $250,000 of the amount utilized. Interest on the equipment line of credit is payable monthly and the principal is payable over 36 months commencing on April 1, 2000. At December 31, 2000, HotJobs has outstanding $750,000 relating to the equipment line with $333,333 due within the next year. At December 31, 1999, HotJobs had utilized $665,172 of the $1,000,000 equipment line, with $166,293 due within the next year.

(11) NOTES PAYABLE

On August 10, 1999, HotJobs entered into a note payable agreement with Cananwill, Inc. for an aggregate amount of $480,998 to finance the premium for its directors and officers insurance. The agreement calls for monthly payments of $28,077 over 18 months. The note bears interests at a rate of 6.31% per year. As of December 31, 2000, the outstanding balance was $28,077, which is due within one year. As of December 31, 1999, the outstanding balance was $325,683, of which $297,753 was due within one year.

(12) CAPITALIZATION

AUTHORIZED SHARES

In 1998, HotJobs amended and restated its certificate of incorporation to change its name to HotJobs.com, Ltd. On April 9, 1999 and again on May 10, 1999, HotJobs amended its certificate of incorporation. As a result, as of May 10, 1999, the total number of shares which HotJobs was authorized to issue was 50,000,000: 48,000,000 of these shares were common stock, each having a par value of $0.01; and 2,000,000 of these shares were preferred stock, each having a par value of $0.01.

Effective upon the closing of the IPO, HotJobs was authorized to issue up to 100,000,000 shares of common stock par value $0.01 per share, and 10,000,000 shares of preferred stock, par value $0.01 per share.

         (ALL INFORMATION SUBSEQUENT TO DECEMBER 31, 2000 IS UNAUDITED)

(12) CAPITALIZATION (CONTINUED)

REDEEMABLE CONVERTIBLE PREFERRED STOCK

Effective May 10, 1999, HotJobs issued an aggregate of 1,620,000 shares of Series A Preferred Stock, at a purchase price of $10 per share, in consideration for cash proceeds of $16.2 million. Holders of Series A Preferred Stock were not entitled to any dividend.

At the option of the stockholders, shares of Series A Preferred Stock were convertible, at any time prior to the date of redemption, into shares of common stock. The conversion would result from dividing the Preferential Amount (as defined) for the Series A Preferred Stock as of the date of conversion by the conversion price of $4.12 per share. Such shares automatically converted into shares of HotJobs common stock upon the completion of the IPO. At the IPO, the 1,620,000 shares of Series A Preferred Stock automatically converted into 3,934,019 shares of common stock.

Due to the sale of the shares of Series A Preferred Stock with a conversion price that was below the expected IPO price of the common stock, HotJobs recorded a beneficial conversion feature of $16.2 million. The beneficial conversion feature was limited to the net proceeds received from the Series A Preferred Stock financing. HotJobs began amortizing the value of the beneficial conversion feature as a non-cash preferred stock dividend over the four-year period from the date of issuance of the Series A Preferred Stock to the date on which the Series A Preferred Stock was first convertible into common stock, assuming no acceleration of the date of conversion. In connection with the IPO, all of the outstanding shares of Series A Preferred Stock automatically converted into common stock and HotJobs recognized in its entirety the $16.2 million of the beneficial conversion feature as a deemed dividend to preferred stockholders.

INITIAL PUBLIC OFFERING

On August 13, 1999, HotJobs completed its IPO of 3,000,000 shares of common stock for gross proceeds of $24.0 million, and net proceeds of approximately $20.6 million, after deducting costs of the offering. On September 2, 1999, the underwriters exercised their over-allotment option to purchase an additional 350,000 shares of common stock, resulting in gross proceeds to HotJobs of $2.8 million, and net proceeds of approximately $2.6 million, after deducting costs of the offering.

FOLLOW-ON PUBLIC OFFERING

On November 16, 1999, HotJobs completed a follow-on offering of 3,600,000 shares of common stock, including 1,200,000 shares of treasury stock, for gross proceeds of $108.0 million, and net proceeds of approximately $102.1 million, after deducting costs of the offering. On December 8, 1999, the underwriters exercised their over-allotment option to purchase an additional 450,000 shares of common stock, resulting in gross proceeds to HotJobs of $13.5 million, and net proceeds of approximately $12.8 million, after deducting costs of the offering.

(13) PROFIT SHARING RETIREMENT PLAN

Until July 1, 1999, HotJobs' employees participated in a qualified profit sharing retirement plan with a 401(k) deferred compensation provision through OTEC. HotJobs contributed 50% of the amounts contributed by employees up to a maximum of 6% of gross wages. Additionally, a discretionary profit sharing contribution was determined annually by the Board of Directors. There were no discretionary profit sharing contributions made by HotJobs during 1999 or 1998. As of July 1, 1999, HotJobs established its own 401(k) Plan. On August 14, 1998, Resumix had established the Resumix, Inc. 401(k) Retirement Plan to provide retirement benefits for its eligible employees. The plan is a defined contribution plan to which employees and Resumix make contributions to accounts held in a trust. Resumix contributed 25% of the amounts contributed by employees up to a maximum of 6% of gross wages. The contributions charged to operations from the 401(k) plans amounted to $246,570, $49,750, and $23,237 for the 2000,
1999 and 1998 periods, respectively.

(14) STOCK OPTION PLANS

HOTJOBS STOCK AWARD PLAN

Until June 30, 1999, HotJobs granted options under the Stock Award Plan, which provided for the grant of nonqualified stock options to employees. HotJobs was authorized to issue options to purchase up to 14,400,000 shares of common stock under the Stock Award Plan. Upon adoption of the 1999 Stock Option/Stock Issuance Plan (the "1999 Plan") by the Board of Directors on June 30, 1999, the Board resolved that no further option grants would be made under the Stock Award Plan.

         (ALL INFORMATION SUBSEQUENT TO DECEMBER 31, 2000 IS UNAUDITED)

(14) STOCK OPTION PLANS (CONTINUED)

HOTJOBS 1999 STOCK OPTION/STOCK ISSUANCE PLAN

In June 1999, HotJobs' Board of Directors adopted and its stockholders approved the 1999 Plan. Under the 1999 Plan, 4,500,000 shares of common stock are reserved for the issuance of incentive and nonqualified stock options. The maximum number of shares of HotJobs common stock reserved for issuance under the 1999 Plan automatically increases on the first trading day of each calendar year by the lesser of 1,500,000 shares or an amount equal to three percent (3%) of the total number of shares of common stock outstanding on the last trading day of the immediately preceding calendar year.

The 1999 Plan has three separate programs, including a discretionary option grant program for eligible individuals in HotJobs' employ or service (including officers, non-employee board members and consultants); a stock issuance program under which such individuals may be issued shares of common stock directly, through the purchase of such shares or as a bonus tied to the performance of services; and an automatic option grant program under which option grants will automatically be made at periodic intervals to eligible non-employee board members.

HOTJOBS 2000 STOCK OPTION PLAN

In July 2000, the Board of Directors approved HotJobs' 2000 Stock Option Plan (the "2000 Plan"). The 2000 Plan provides for the grant of nonqualified stock options to employees, consultants and non-employee members of the Board of Directors. A total of 4,000,000 shares of common stock have been reserved for issuance under the 2000 Plan.

Generally, options granted under the Stock Award Plan, the 1999 Plan and the 2000 Plan expire ten years from the grant date and typically vest over four years, however, a majority of the options granted under the Stock Award Plan became immediately exercisable upon the consummation of the IPO.

RESUMIX STOCK OPTION PLANS

Prior to its acquisition by HotJobs, Resumix had three plans in place under which it granted stock options: the 1998 Equity Incentive Plan, the 1999 Non-Employee Directors' Stock Option Plan and the 2000 Stock Option Plan (the "Resumix Plans"). Upon the completion of the acquisition of Resumix by HotJobs, HotJobs assumed the Resumix Plans and each option outstanding under the Resumix Plans as of May 11, 2001, the acquisition date. Each outstanding option granted under the Resumix Plans prior to the completion of the acquisition automatically converted into an option to purchase shares of HotJobs common stock, at a rate of 4.25 shares of Resumix common stock to one share of HotJobs common stock. Subsequent to the completion of the acquisition, HotJobs has not and will not make any further stock option grants under the Resumix Plans.

Stock option activity during the periods indicated is as follows:

                                                                   WEIGHTED
                                                                    AVERAGE
                                                 OPTIONS GRANTED EXERCISE PRICE
                                                 --------------- --------------

      Options outstanding at December 31, 1997
      Granted at $0.03 to $0.04 ................    2,340,000    $    0.03
      Exercise .................................           --           --
      Forfeited ................................   (1,104,000)   $    0.03
                                                   ----------

           Outstanding as of December 31, 1998..    1,236,000    $    0.03
                                                   ==========

      Granted at $0.05 to $42.125 ..............    5,151,200    $    5.23
      Exercised ................................     (390,400)   $    0.05
      Forfeited ................................      (82,400)   $    5.26
                                                   ----------

           Outstanding as of December 31, 1999..    5,914,400    $    4.48
                                                   ==========

      Granted/Assumed at $1.41 to $40.375 ......    4,382,337    $   14.14
      Exercised ................................   (1,760,775)   $    0.72
      Forfeited/Expired ........................   (1,400,035)   $   15.25
                                                   ----------

           Outstanding as of December 31, 2000..    7,135,927    $    9.23
                                                   ==========

           Vested at December 31, 2000 .........    2,674,802    $    2.80
                                                   ==========


The weighted-average remaining life of the 7,135,927 options outstanding at December 31, 2000 is approximately 8.4 years.

         (ALL INFORMATION SUBSEQUENT TO DECEMBER 31, 2000 IS UNAUDITED)

(14) STOCK OPTION PLANS (CONTINUED)

The following table summarizes the status of stock options outstanding and exercisable at December 31, 2000:

                                                      OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                                  ----------------------------------------------------    ----------------------------------
                                                                           WEIGHTED
                                                         WEIGHTED           AVERAGE                               WEIGHTED
                                                          AVERAGE          REMAINING                              AVERAGE
                                                         EXERCISE         CONTRACTUAL                             EXERCISE
RANGE OF EXERCISE PRICE                SHARES              PRICE              LIFE              SHARES             PRICE
-----------------------            --------------     --------------    ---------------    ---------------    ---------------
$0.03 to $0.05................        1,686,597              $0.04               6.8           1,686,597              $0.04
$1.41 to $3.38................          829,705              $2.91               8.2             342,518              $2.87
$7.00 to $10.08...............        2,450,654              $8.09               8.8             623,460              $8.35
$10.94 to $24.38..............        1,386,721             $15.28               9.6              28,412             $21.93
$25.00 to $42.13..............          782,250             $28.56               9.1              33,815             $32.31

HotJobs granted 48,000 options under the Stock Award Plan on April 1, 1998 at an exercise price of $0.03 to a consultant, an employee of OTEC who was providing services to HotJobs. The value of this option using a Black-Scholes pricing model was deemed insignificant.

HotJobs has adopted the disclosure provisions of SFAS No. 123. Had compensation costs on HotJobs' stock option plans been determined based on the fair market value on the grant date consistent with the provisions of SFAS No. 123, HotJobs' net loss would have been increased as per the pro forma amounts indicated below:

                                                                                  2000               1999                1998
                                                                            -----------------   ----------------    ----------------
     Net loss actual...................................................       $(46,330,621)     $(17,816,456)       $(2,257,314)
     Net loss pro forma................................................       $(55,005,470)     $(18,747,032)       $(2,262,255)
     Basic and diluted net loss per share actual.......................          $   (1.34)     $      (1.46)       $     (0.11)
     Basic and diluted net loss per share pro forma....................          $   (1.59)     $      (1.50)       $     (0.11)


Pro forma information regarding net loss has been determined using the following weighted average assumptions for 2000, 1999 and 1998:

                                                                                  2000               1999                1998
                                                                            -----------------   ----------------    ----------------

      Risk-free interest rate...........................................            6.3%               5.4%                  6.8%
      Dividend yield....................................................            0.0%               0.0%                  0.0%
      Volatility factor (post IPO)......................................          135.0%              148.7%                 0.0%
      Average expected life.............................................          3 years            3 years              3  years

As of December 31, 1999, HotJobs recorded deferred compensation expense, net of options forfeited, of $7,521,972 in connection with the grant of certain options to employees and directors, representing the difference between the deemed fair value of HotJobs' common stock at the date of grant and the exercise price of the related options. This amount is presented as a reduction of stockholders' equity and is amortized over the vesting period of the related options. HotJobs has amortized $1,860,153 of deferred compensation in 2000 and $2,012,449 in 1999. HotJobs expects to amortize the following amounts of deferred compensation annually: 2001 - approximately $1.8 million; 2002 - approximately $1.4 million; and 2003 - approximately $400,000.

(15) EMPLOYEE STOCK PURCHASE PLAN

Under the HotJobs Employee Stock Purchase Plan (the "ESPP"), which became effective on August 10, 1999, participating employees may purchase shares of HotJobs common stock through periodic payroll deductions at 85% of its fair market value on the employee's entry date into the offering period or the end of an offering period, whichever is lowers. The ESPP is designed to comply with the requirements of Section 423 of the Internal Revenue Code.

         (ALL INFORMATION SUBSEQUENT TO DECEMBER 31, 2000 IS UNAUDITED)

(15) EMPLOYEE STOCK PURCHASE PLAN (CONTINUED)

The ESPP has a series of successive offering periods, each with a maximum duration of 24 months. The initial offering period began on August 10, 1999 and will end on the last business day in July 2001. The next offering period will begin on the first business day in August 2001 and subsequent offering periods will be set by the compensation committee of HotJobs' Board of Directors. On January 31, 2000, the first purchase date under the ESPP, employees purchased 58,718 shares of HotJobs common stock for $399,282 or $6.80 per share. On July 31, 2000, employees purchased 62,434 shares of HotJobs common stock for $480,904, or $7.70 per share on average. As of December 31, 2000 and 1999, employees had contributed $903,503 and $329,263 towards the next purchase date of January 31, 2001 and January 31, 2000, respectively. The amounts contributed to the ESPP by participating employees are included in other current liabilities in the consolidated balance sheets as of December 31, 2000 and 1999.

The maximum number of shares of HotJobs common stock available for sale under the ESPP is 250,000 shares, plus an automatic annual increase on the first trading day of each calendar year of the lesser of 500,000 shares, or an amount equal to one percent (1%) of the total number of shares of common stock outstanding on the last trading day of the immediately preceding calendar year.

(16) COMMITMENTS AND CONTINGENCIES

(a) OFFICE LEASES

HotJobs leases office space in New York, California, Illinois, Massachusetts, Florida, Texas, Georgia, Australia and Canada. The minimum lease payments under these leases are payable as follows:

   YEAR ENDING DECEMBER 31,                        AMOUNT
   -----------------------                         ------
   2001......................................    $2,367,583
   2002......................................     2,210,401
   2003......................................     2,304,046
   2004......................................     2,191,582
   2005......................................     1,701,272
   Thereafter................................     6,228,894

Rent expense for the years ended December 31, 2000, 1999 and 1998 was $2,584,160, $477,094 and $103,398, respectively.

(b) EQUIPMENT LEASES

HotJobs is obligated under various capital leases that began in either 1999 or 1998 and expire at various dates through March 2002.

Future minimum capital lease payments are payable as follows:

                                                                                                       CAPITAL
    YEAR                                                                                               LEASES
    ----                                                                                             ----------
   2001.............................................................................................   $197,970
   2002.............................................................................................     31,600
                                                                                                     ----------

   Total minimum lease payments.....................................................................    229,570
   Less amount representing interest (at rates ranging from 9.5% to 14.8%)..........................     12,975
                                                                                                     ----------

   Present value of net minimum lease payments.....................................................     216,595
   Less current installment of obligations under capital leases.....................................    193,799
                                                                                                     ----------

   Obligations under capital leases, excluding current installments................................. $   22,796
                                                                                                     ==========

         (ALL INFORMATION SUBSEQUENT TO DECEMBER 31, 2000 IS UNAUDITED)

(16) COMMITMENTS AND CONTINGENCIES (CONTINUED)

 (C) COMMITMENT TO PURCHASE COMMERCIAL AIRTIME

As of December 31, 2000, HotJobs had commitments of approximately $9.2 million for various advertising campaigns, including a commitment to purchase 30 seconds of commercial airtime from CBS during the National Football League's Super Bowl XXXV on January 28, 2001. These commitments include broadcasting, print, online and outdoor advertising. These commitments expire over various time periods through January 2002.

(D) EMPLOYMENT AGREEMENTS

HotJobs has entered into employment agreements with certain key employees. HotJobs has agreed to pay severance and other benefits should these agreements be terminated by HotJobs without cause or by the employee for good reason.

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                  SCHEDULE II
                               HOTJOBS.COM, LTD.
                       VALUATION AND QUALIFYING ACCOUNTS

                         BALANCE AT   CHARGED TO   CREDITED TO
                         BEGINNING OF  COST AND       OTHER                    BALANCE AT END
                         PERIOD        EXPENSES     ACCOUNTS       DEDUCTIONS      PERIOD
                         ----------   ----------   -----------     ----------    ----------
YEAR ENDED 12/31/00
-------------------
Allowance for doubtful
receivables ..........   $  801,770   $5,125,984   $  --           $ (951,552)   $4,976,202

YEAR ENDED 12/31/99
-------------------
Allowance for doubtful
receivables ..........   $   85,000   $  937,236   $  --           $ (220,446)   $  801,770


YEAR ENDED 12/31/98
-------------------
Allowance for doubtful
receivables ..........   $       --   $   85,000   $  --           $       --    $   85,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        Reference is made to the information contained in HotJobs' proxy statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2000 (the "2001 Proxy Statement"), which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

        Reference is made to the information contained in the 2001 Proxy Statement, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        Reference is made to the information contained in the 2001 Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Reference is made to the information contained in the 2001 Proxy Statement, which information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) (1) Financial Statements.
        The financial statements as set forth under Item 8 of this report are incorporated by reference.

    (2) Financial Statement Schedules.
        The financial statement schedule as set forth in Item 8 of this report is incorporated by reference.

     (3) Exhibits.

         NUMBER   DESCRIPTION
         ------   -----------

          3.1*    Amended and Restated Certificate of Incorporation.

          3.2*    Amended and Restated Bylaws.

          4.1*    Specimen Common Stock certificate.

          4.2 Please see Exhibits 3.1 and 3.2 for provisions of the certificate of incorporation and bylaws defining the rights of holders of common stock.

         10.1** Employment Agreement, dated as of May 8, 2000, by and between HotJobs.com, Ltd. and Lowell W. Robinson.

         10.2** Consulting Agreement, dated as of May 8, 2000, by and between Stephen W. Ellis and HotJobs.com, Ltd.

         10.3** Promissory Note, dated May 15, 2000, made by Stephen W. Ellis and FSA Capital, Inc. and payable to HotJobs.com, Ltd.

         10.4** Pledge and Security Agreement, made and entered into as of May 15, 2000, by and between HotJobs.com, Ltd. as pledgee and Stephen W. Ellis and FSA Capital, Inc.

         10.5*** Agreement and Plan of Merger, dated as of April 25, 2000, by and among HotJobs.com, Ltd., Resumix Acquisition Corp., Resumix, Inc., Ceridian Corporation, General Atlantic Partners 48, L.P., GAP Coinvestment Partners, L.P., General Atlantic Partners 60, L.P., GAP Coinvestment Partners II, L.P., Double Diamond Associates, LLC and Stephen J. Ciesinski.

         10.6+ Registration Rights Agreement, dated as of May 11, 2000 by and among HotJobs.com, Ltd. and the Shareholders listed on
                  Schedule I thereto.

         10.7++ Escrow Agreement, dated as of May 11, 2000, among HotJobs.com, Ltd., the individuals listed on Schedule I thereto and United States Trust Company of New York, as escrow agent.

         10.8*** Employment Agreement by and between HotJobs.com, Ltd. and Stephen J. Ciesinski dated as of April 25, 2000.

         10.9*** Form of Officer Employment Agreement entered into with certain officers of Resumix, Inc. in connection with the acquisition of Resumix, Inc. by HotJobs.com, Ltd.

         10.10    Amendment to HotJobs.com, Ltd. Employee Stock Purchase Plan.

         10.11 Amendment to HotJobs.com, Ltd. 1999 Stock Option/Stock Issuance Plan.

         10.12    HotJobs.com, Ltd. 2000 Stock Option Plan.

         10.13+++ 2000 Resumix Stock Option Plan.

         10.14** Second Loan Modification Agreement, dated May 17, 2000, by and between Silicon Valley Bank and HotJobs.com, Ltd.

         21.1     Subsidiaries of the Registrant. Consent of KPMG LLP.

         23.1     Consent of KPMG LLP.

         23.2     Independent Auditors' Report on Schedule.

         24.1 Powers of Attorney (included on the signature page of this report).

         27.1     Financial Data Schedule.

  *Incorporated by reference to our Registration Statement on Form S-1 (File No.
   333-80367), as amended.

 **Incorporated by reference to our Report on Form 10-Q dated August 14, 2000.

***Incorporated by reference to our current report on Form 8-K dated April 25, 2000 and filed by us on May 1, 2000.

  +Incorporated by reference to our current report on Form 8-K dated May 11, 2000 and filed by us on May 24, 2000, as amended by the Form 8-K/A filed by us on July 24, 2000.

 ++Incorporated by reference to our Registration Statement on Form S-3 (File No.
   333-44990), as amended.

+++Incorporated by reference to our Registration Statement on Form S-8
   (File No. 333-38930).

(b)Reports on Form 8-K.
   No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 2000.

(c)Exhibits.
   See Item 14(a) (3) above.

(d)Financial Statement Schedules.
   See Item 14(a) (2) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on this 23rd day of March, 2001.

                                        HotJobs.com, Ltd.
                                        By: /s/ Lowell  W. Robinson
                                           -----------------------------------
                                           Lowell W. Robinson,
                                           Senior Executive Vice President and
                                           Chief Financial Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dimitri J. Boylan and Lowell W. Robinson, and each of them, his true and lawful attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                                   Title                                             Date
---------                                   -----                                             ----
/s/ Dimitri J. Boylan                       Acting President and Chief Executive              March 23, 2001
-------------------------------             Officer, Chief Operating Officer, Secretary
Dimitri J. Boylan                           and Director (Principal Executive Officer)


/s/ Lowell W. Robinson                      Senior Executive Vice President and               March 23, 2001
-------------------------------             Chief Financial Officer (Principal Financial
Lowell W. Robinson                          and Accounting Officer)


/s/ Richard S. Johnson                      Non-Executive Chairman of the Board               March 23, 2001
-------------------------------             of Directors
Richard S. Johnson

/s/ Philip Guarascio                        Director                                          March 23, 2001
-------------------------------
Philip Guarascio

/s/ John A. Hawkins                         Director                                          March 23, 2001
-------------------------------
John A. Hawkins

/s/ Robert H. McNabb                        Director                                          March 23, 2001
-------------------------------
Robert H. McNabb

/s/ John G. Murray                          Director                                          March 23, 2001
-------------------------------
John G. Murray

/s/ Kevin P. Ryan                           Director                                          March 23, 2001
-------------------------------
Kevin P. Ryan

                              INDEX TO EXHIBITS

         NUMBER   DESCRIPTION
         ------   -----------

          3.1*    Amended and Restated Certificate of Incorporation.

          3.2*    Amended and Restated Bylaws.

          4.1*    Specimen Common Stock certificate.

          4.2 Please see Exhibits 3.1 and 3.2 for provisions of the certificate of incorporation and bylaws defining the rights of holders of common stock.

         10.1** Employment Agreement, dated as of May 8, 2000, by and between HotJobs.com, Ltd. and Lowell W. Robinson.

         10.2** Consulting Agreement, dated as of May 8, 2000, by and between Stephen W. Ellis and HotJobs.com, Ltd.

         10.3** Promissory Note, dated May 15, 2000, made by Stephen W. Ellis and FSA Capital, Inc. and payable to HotJobs.com, Ltd.

         10.4** Pledge and Security Agreement, made and entered into as of May 15, 2000, by and between HotJobs.com, Ltd. as pledgee and Stephen W. Ellis and FSA Capital, Inc.

         10.5*** Agreement and Plan of Merger, dated as of April 25, 2000, by and among HotJobs.com, Ltd., Resumix Acquisition Corp., Resumix, Inc., Ceridian Corporation, General Atlantic Partners 48, L.P., GAP Coinvestment Partners, L.P., General Atlantic Partners 60, L.P., GAP Coinvestment Partners II, L.P., Double Diamond Associates, LLC and Stephen J. Ciesinski.

         10.6+ Registration Rights Agreement, dated as of May 11, 2000 by and among HotJobs.com, Ltd. and the Shareholders listed on
                  Schedule I thereto.

         10.7++ Escrow Agreement, dated as of May 11, 2000, among HotJobs.com, Ltd., the individuals listed on Schedule I thereto and United States Trust Company of New York, as escrow agent.

         10.8*** Employment Agreement by and between HotJobs.com, Ltd. and Stephen J. Ciesinski dated as of April 25, 2000.

         10.9*** Form of Officer Employment Agreement entered into with certain officers of Resumix, Inc. in connection with the acquisition of Resumix, Inc. by HotJobs.com, Ltd.

         10.10    Amendment to HotJobs.com, Ltd. Employee Stock Purchase Plan.

         10.11 Amendment to HotJobs.com, Ltd. 1999 Stock Option/Stock Issuance Plan.

         10.12    HotJobs.com, Ltd. 2000 Stock Option Plan.

         10.13+++ 2000 Resumix Stock Option Plan.

         10.14** Second Loan Modification Agreement, dated May 17, 2000, by and between Silicon Valley Bank and HotJobs.com, Ltd.

         21.1     Subsidiaries of the Registrant. Consent of KPMG LLP.

         23.1     Consent of KPMG LLP.

         23.2     Independent Auditors' Report on Schedule.

         24.1 Powers of Attorney (included on the signature page of this report).

         27.1     Financial Data Schedule.

  *Incorporated by reference to our Registration Statement on Form S-1 (File No.
   333-80367), as amended.

 **Incorporated by reference to our Report on Form 10-Q dated August 14, 2000.

***Incorporated by reference to our current report on Form 8-K dated April 25, 2000 and filed by us on May 1, 2000.

  +Incorporated by reference to our current report on Form 8-K dated May 11, 2000 and filed by us on May 24, 2000, as amended by the Form 8-K/A filed by us on July 24, 2000.

 ++Incorporated by reference to our Registration Statement on Form S-3 (File No.
   333-44990), as amended.

+++Incorporated by reference to our Registration Statement on Form S-8
   (File No. 333-38930).

(b)Reports on Form 8-K.
   No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 2000.

(c)Exhibits.
   See Item 14(a) (3) above.

(d)Financial Statement Schedules.
   See Item 14(a) (2) above.