Form 10-Q
period 2001-03-31
HOTJOBS COM LTD
filed 2001-05-15
CIK 1087728

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

                       For the period ended March 31, 2001
                                       or
            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of May 1, 2001, there were 37,333,905 shares of the registrant's common stock outstanding.


================================================================================

                                HOTJOBS.COM, LTD.
                                TABLE OF CONTENTS



                                                                                                 PAGE NUMBER
PART I.   FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of March 31, 2001 (Unaudited)
                  and December 31, 2000..............................................                 1

                  Unaudited Condensed Consolidated Statements of Operations for the
                  Three Month Periods Ended March 31, 2001 and 2000.................                  2

                  Unaudited Condensed Consolidated Statements of Cash Flows for the
                  Three Month Periods Ended March 31, 2001 and 2000..................                 3

                  Notes to Unaudited Condensed Consolidated Financial Statements.....                 4

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations......................                 8

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........                28



PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings..................................................                28

         Item 6.  Exhibits and Reports on Form 8-K...................................                28

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                HOTJOBS.COM, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                  MARCH 31,        DECEMBER 31,
                                                                                    2001               2000
                                                                                -------------      ------------
                                                                                 (Unaudited)
         ASSETS
         Current assets:
            Cash and cash equivalents .....................................     $  39,945,823      $  50,848,905
            Marketable securities .........................................        42,811,905         48,248,750
            Accounts receivable, net ......................................        23,723,919         22,202,430
            Prepaid expenses and other current assets .....................         6,677,564          7,019,347
                                                                                -------------      -------------
                   TOTAL CURRENT ASSETS ...................................       113,159,211        128,319,432
         Property and equipment, net ......................................        25,997,595         24,469,855
         Goodwill, net ....................................................        33,739,770         37,735,269
         Other assets .....................................................           200,286            211,328
                                                                                -------------      -------------
                   TOTAL ASSETS ...........................................     $ 173,096,862      $ 190,735,884
                                                                                =============      =============

         LIABILITIES AND STOCKHOLDERS' EQUITY
         Current liabilities:
            Current portion of credit line ................................     $     333,333      $     333,333
            Accounts payable and accrued expenses .........................        23,501,508         32,162,821
            Deferred revenue - current portion ............................        17,927,374         15,755,917
            Other current liabilities .....................................         5,745,294          4,003,741
            Current portion of note payable ...............................                --             28,077
            Current installments of obligations under capital leases ......           165,063            193,799
                                                                                -------------      -------------
                   TOTAL CURRENT LIABILITIES ..............................        47,672,572         52,477,688

         Line of credit, excluding current portion ........................           333,334            416,667
         Deferred revenue, excluding current portion ......................           954,693          1,114,014
         Obligation under capital leases, excluding current installments ..                --             22,796
                                                                                -------------      -------------
                   TOTAL LIABILITIES ......................................        48,960,599         54,031,165

         Stockholders' equity:
         Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2001 and
           December 31, 2000, respectively ................................                --                 --
         Common stock, $0.01 par value; 100,000,000 shares authorized,
            37,280,027 and 36,786,865 issued and outstanding at March 31,
            2001 and December 31, 2000, respectively ......................           372,800            367,869
         Deferred compensation ............................................        (3,128,740)        (3,649,919)
         Additional paid-in capital .......................................       224,097,621        223,527,846
         Accumulated deficit ..............................................       (97,128,951)       (83,549,677)
         Accumulated other comprehensive income (loss) ....................           (76,467)             8,600
                                                                                -------------      -------------
                   TOTAL STOCKHOLDERS' EQUITY .............................       124,136,263        136,704,719
                                                                                -------------      -------------
         Commitments and contingencies
                TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ................     $ 173,096,862      $ 190,735,884
                                                                                =============      =============

           See accompanying notes to unaudited condensed consolidated financial statements.

                                HOTJOBS.COM, LTD.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            THREE MONTHS ENDED MARCH 31,
                                                           ------------------------------
                                                              2001               2000
                                                           ------------      ------------
     Revenues:
       e-Recruitment .................................     $ 26,882,554      $ 11,278,216
       Software ......................................        5,491,277           572,166
       Career expos ..................................          444,445         1,262,394
       Other .........................................          794,759           766,834
                                                           ------------      ------------
           Total revenues ............................       33,613,035        13,879,610

     Cost of revenues, excludes $5,053 and  $5,775 of
     non-cash compensation, included below, for the
     three months ended March 31, 2001 and 2000,
     respectively ....................................        7,864,231         2,563,906
                                                           ------------      ------------
               Gross profit ..........................       25,748,804        11,315,704

     Operating expenses:
         Product development, excludes $61,720 of
           non-cash compensation, included below, for
           both the three months ending
           March 31, 2001 and 2000 ...................        3,222,627         1,208,598
         Sales and marketing, excludes $320,107 and
           $334,091 of non-cash compensation,
           included below, for both the three months
           ending March 31, 2001 and 2000,
           respectively ..............................       22,306,074        19,948,103
         General and administrative, excludes $47,284
           and  $48,005 of non-cash compensation,
           included below, for the three months ending
           March 31, 2001 and 2000, respectively .....        7,350,154         3,921,523
         Non-cash compensation .......................          434,164           449,591
         Amortization of goodwill ....................        3,995,499                --
         Restructuring charges .......................        3,268,214
                                                           ------------      ------------
           Total operating expenses ..................       40,576,732        25,527,815
                                                           ------------      ------------
             Loss from operations ....................      (14,827,928)      (14,212,111)
         Other income (expense) ......................        1,248,654         1,904,703
                                                           ------------      ------------
             Net loss ................................      (13,579,274)      (12,307,408)
                                                           ============      ============

     Basic and diluted net loss per common share .....     $      (0.37)     $      (0.39)
                                                           ============      ============

     Weighted average shares outstanding used in basic
     and diluted net loss per common share
     calculation .....................................       37,024,894        31,569,033
                                                           ============      ============


           See accompanying notes to unaudited condensed consolidated financial statements.

                                HOTJOBS.COM, LTD.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     THREE MONTHS ENDED MARCH 31,
                                                                    ------------------------------
                                                                        2001              2000
                                                                    ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ..................................................     $(13,579,274)     $(12,307,408)
    Adjustments to reconcile net loss to cash used in operating activities:
          Depreciation and amortization .......................        6,339,365           625,330
          Provision for doubtful accounts .....................        2,572,351           671,538
          Non-cash compensation ...............................          434,164           449,591
  Changes in:
    Accounts receivable .......................................       (4,112,897)       (4,385,703)
    Prepaid expenses and other current assets .................          323,913           257,135
    Accounts payable and accrued expenses .....................       (8,613,986)        1,141,254
    Deferred revenue ..........................................        2,074,325         3,412,471
    Other current liabilities .................................        1,760,229          (233,326)
    Other assets ..............................................         (144,092)         (105,215)
                                                                    ------------      ------------
            NET CASH USED IN OPERATING ACTIVITIES .............      (12,945,902)      (10,474,333)
                                                                    ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Sale of marketable securities .............................       38,230,000        75,550,000
    Purchase of marketable securities .........................      (32,707,650)      (73,100,000)
    Purchase of trademark .....................................               --           (34,898)
    Capital expenditures ......................................       (3,880,386)       (4,504,722)
                                                                    ------------      ------------
            NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        1,641,964        (2,089,620)
                                                                    ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of stock for the Employee Stock
      Purchase Plan ...........................................          518,697           399,282

    Repayment of note payable .................................          (28,074)          (52,867)
    Proceeds from line of credit ..............................               --           334,828
    Repayment of credit line ..................................          (83,333)               --
    Proceeds from exercise of options .........................          143,023            81,852
    Principal payments under capital lease obligations ........          (51,532)          (52,647)
                                                                    ------------      ------------
            NET CASH PROVIDED BY FINANCING ACTIVITIES .........          498,781           710,448
                                                                    ------------      ------------
EFFECT OF FOREIGN EXCHANGE RATES ON CASH ......................          (97,925)           (1,800)
                                                                    ------------      ------------
            NET DECREASE IN CASH AND CASH EQUIVALENTS .........      (10,903,082)      (11,855,305)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..............       50,848,905        88,372,658
                                                                    ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ....................     $ 39,945,823      $ 76,517,353
                                                                    ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid ............................................     $     21,432      $     27,552
                                                                    ============      ============
NON-CASH TRANSACTIONS:
    Barter transaction ........................................     $         --      $     25,000
STOCK ISSUED FOR PURCHASE OF TRADEMARK ........................               --            12,562

           See accompanying notes to unaudtied condensed consolidated financial statements.

                                HOTJOBS.COM, LTD.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)    DESCRIPTION OF BUSINESSS

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

2)    BASIS OF PRESENTATION

      The unaudited interim condensed consolidated financial statements of HotJobs as of March 31, 2001 and for the three months ended March 31, 2001 and 2000, included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

      In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of HotJobs at March 31, 2001 and the results of its operations for the three months ended March 31, 2001 and 2000 and its cash flows for the three months ended March 31, 2001 and 2000.

      The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2000 and the three years then ended and related notes included in HotJobs' Form 10-K filed with the Securities and Exchange Commission on March 30, 2001. Certain reclassifications have been made to the 2000 financial statements to conform to the current year presentation.

3)    ACQUISITION OF RESUMIX, INC.

      On May 11, 2000, HotJobs acquired Resumix in a merger in which a wholly owned subsidiary of HotJobs was merged with and into Resumix, with the result that Resumix is now a wholly owned subsidiary of HotJobs.com.

      In connection with the acquisition and in exchange for 100% of the outstanding capital stock of Resumix, HotJobs issued 3,560,019 shares of its common stock, of which 359,282 of these shares were held in escrow until May 11, 2001 pending satisfaction of certain conditions, and paid a total of $392,456 in cash to certain non-accredited investors in Resumix. In addition, HotJobs assumed Resumix's existing stock option plans, resulting in the potential additional issuance of approximately 1.1 million shares of HotJobs' common stock upon the exercise of these options. The total purchase price for the acquisition, including approximately $1.8 million of acquisition expenses, was approximately $45.6 million. The excess of the purchase price over the fair value of the assets acquired of approximately $47.9 million has been recorded as goodwill and is being amortized on a straight-line basis over three years.

      Resumix is based in Sunnyvale, CA and has developed Artificial Intelligence search capabilities for its recruiting software products. The acquisition has been accounted for by the purchase method and, accordingly, the results of operations of Resumix have been included in HotJobs' consolidated financial statements from May 11, 2000.

      The following unaudited pro forma financial information for the three months ended March 31, 2000 presents the results of operations of HotJobs and Resumix as if the acquisition had occurred as of January 1, 2000, after giving effect to certain adjustments, including the amortization of goodwill. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had HotJobs and Resumix constituted a single entity during this period.


                    UNAUDITED PRO FORMA FINANCIAL INFORMATION
                     (In Millions Except Per Share Amounts)


                                             THREE MONTHS ENDED MARCH 31,
                                             ----------------------------
                                                 2001        2000
                                               --------    --------
                                               (Actual)   (Pro Forma)
             Revenues ....................     $   33.6    $   19.7
                                               ========    ========

             Net loss ....................     $  (13.6)   $  (17.0)
                                               ========    ========

             Basic and diluted net
             loss per common share .......     $  (0.37)   $  (0.48)
                                               ========    ========

             Weighted average shares
             outstanding used in basic and
             diluted net loss per common
             share .......................         37.0        35.1
                                               ========    ========

4)    RECENT ACCOUNTING PRONOUNCEMENTS

      HotJobs' adopted SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" and as amended by SFAS No. 137, effective January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The adoption of SFAS No. 133 had no impact on HotJobs' financial statements, as HotJobs currently does not use derivative instruments.

5)    BUSINESS SEGMENT REPORTING

      HotJobs is currently organized in a single business segment for purposes of making operating decisions and assessing performance. The chief operating decision maker evaluates performance, makes operating decisions and allocates resources based on financial data consistent with the presentation in the accompanying condensed consolidated financial statements.

6)    NON-CASH COMPENSATION

      In connection with the granting of options in 1999, HotJobs recorded net deferred compensation of approximately $7.5 million. For financial reporting purposes, the deferred compensation is being amortized as non-cash compensation over the vesting period of the related options. Accordingly, HotJobs amortized $434,164 and $449,591 of deferred compensation as non-cash compensation in the three months ended March 31, 2001 and 2000, respectively. The deferred compensation remaining at March 31, 2001 of approximately $3.1 million will be amortized as non-cash compensation through August 2003 as the related options vest.

7)    RESTRUCTURING CHARGES

      In the quarter ending March 31, 2001, HotJobs recorded charges of $3,268,214 relating to the restructuring of its operations, which consisted of $2,936,214 associated with a reduction in HotJobs' workforce and $332,000 of legal and other costs associated with the closing of certain offices. As of March 31, 2001, $638,647 of the workforce reduction charges have been paid and the $2,629,567 remaining is included in other current liabilities in the condensed consolidated balance sheet as all of these charges are expected to be paid within a year.

8)    EMPLOYEE STOCK PURCHASE PLAN

      Under the HotJobs Employee Stock Purchase Plan (the "ESPP"), which became effective on August 10, 1999, participating employees may purchase shares of HotJobs common stock through periodic payroll deductions at 85% of its fair market value on the employee's entry date into the offering period or the end of an offering period, whichever is lower. The ESPP is designed to comply with the requirements of Section 423 of the Internal Revenue Code.

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

      On January 31, 2000, the first purchase date under the plan, employees purchased 58,718 shares of HotJobs common stock for $399,282 or $6.80 per share. On July 31, 2000, employees purchased 62,434 shares of HotJobs common stock for $480,903, or $7.70 per share on average. On January 31, 2001, employees purchased 62,138 shares of HotJobs common stock for $518,075 or $8.34 per share on average. As of March 31, 2001, employees contributed $318,757, which is included in other current liabilities in the condensed consolidated balance sheet, towards the next plan purchase date of July 31, 2001.

9)    COMMITMENTS AND CONTINGENCIES

      In January 2001, HotJobs entered into a five-year lease agreement in Coral Gables, Florida with total minimum lease payments of $791,560. In March 2001, HotJobs entered into a five-year lease agreement in Washington, D.C. with total minimum lease payments of $880,034. As of March 31, 2001, HotJobs has approximately $17.3 million of office lease commitments.

      As of April 1, 2001, HotJobs has commitments of approximately $7.3 million for various advertising campaigns through January 2002, including broadcasting, print, online and outdoor advertising.

10)   BASIC AND DILUTED NET LOSS PER SHARE

      HotJobs computes net loss per share in accordance with SFAS No. 128, "COMPUTATION OF EARNINGS PER SHARE," and the SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. As HotJobs had a net loss in each of the periods presented, basic and diluted net loss per share is the same. Diluted net loss per share for the three months ended March 31, 2001 and 2000 does not include the effects of options to purchase shares of common stock, as the effect of their inclusion is anti-dilutive during each period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

      Our revenues are classified as follows:

  o E-RECRUITMENT FEES, consisting of subscription fees paid by employers for membership to HotJobs.com and by staffing firms for membership to AgencyExchange, as well as fees derived from single-ad job postings on HotJobs.com. We sell memberships to HotJobs.com on a per-recruiter basis, and we sell memberships to AgencyExchange on a per-job basis. We bill the employer or staffing firm monthly, quarterly, semi-annually or annually. We recognize subscription revenue over the subscription term. Single-ad job postings are billed when service is provided. We recognize revenue from single-ad job postings over the period of delivery of service.

  o SOFTWARE FEES, consisting mainly of license, maintenance and hosting fees generated from our software customers. We recognize software license fees for our client/server software upon the delivery of the software and license fees for our hosted ASP software ratably over the four-year estimated useful life of the software, in accordance with Statements of Position 97-2 and 98-9 issued by the American Institute of Certified Public Accountants and Staff Accounting Bulletin No. 101 issued by the SEC. We provide maintenance and hosting services to our customers on a monthly basis, and we recognize revenues over the period of delivery of service.

  o CAREER EXPO FEES, consisting of fees from employers that rent booths at our HotJobs Career Expos. We recognize HotJobs Career Expo fees in the month in which the HotJobs Career Expo takes place.

  o OTHER, consisting of fees primarily derived from banner and co-operative advertising. We recognize revenues related to these services over the period of delivery of service.

      We classify our cost of revenues and operating expenses as follows:

  o COST OF REVENUES. Cost of revenues primarily consists of compensation and other costs associated with the operation of our online exchange as well as costs incurred to provide maintenance, hosting and training services for our software products and costs associated with operating our HotJobs Career Expos.

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

  o GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense consists primarily of compensation for administrative staff, fees for professional services, bad debt expense and general office expense.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our results of operations expressed as a percentage of total revenues:


                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                                --------------------
                                                2001            2000
                                                ----            ----
         Revenues:
          e-Recruitment ..............            80%             81%
          Software ...................            16               4
          Career expos ...............             1               9
          Other ......................             3               6
                                                ----            ----
              Total revenues .........           100             100
         Cost of revenues ............            23              18
                                                ----            ----
              Gross profit ...........            77              82
         Operating expenses:
          Product development ........            10               9
          Sales and marketing ........            66             144
          General and administrative .            22              28
          Non-cash compensation, net .             1               3
          Amortization of goodwill ...            12              --
          Restructuring charges ......            10              --
                                                ----            ----
              Total operating expenses           121             184
                                                ----            ----

              Loss from operations ...           (44)           (102)

         Other income (expense) ......             4              13
                                                ----            ----

              Net loss ...............           (40)%           (89)%
                                                ====            ====

We have incurred substantial losses in every fiscal period since our inception as a result of investment spending to develop our brand and products. For the three months ended March 31, 2001, we incurred a net loss of approximately $13.6 million. For the three months ended March 31, 2000, we incurred a net loss of approximately $12.3 million. As of March 31, 2001, we had an accumulated deficit of approximately $97.1 million. Our net loss and resulting accumulated deficit are primarily due to the costs we incurred to develop our online exchange and our software products, as well as to expand our sales and marketing programs to bolster our brand.

We intend to devote resources to advertising and brand-marketing programs designed to attract new employers to subscribe to, and new job seekers to use, HotJobs.com, as well as to attract staffing firms to subscribe to AgencyExchange. As of March 31, 2001, we had commitments of approximately $7.3 million for various advertising campaigns through January 2002. These commitments include broadcasting, print, online and outdoor advertising. We expect growth in the number of member employers subscribing to HotJobs.com and of staffing firms subscribing to AgencyExchange to result in growth in subscription fees.

We expect to incur additional losses for the remainder of 2001, including the amortization of goodwill relating to Resumix. To the extent that increases in our operating expenses precede and are not subsequently followed by commensurate increases in revenue or we are unable to adjust operating expense levels accordingly, our operating losses may exceed our expectations for 2001. We cannot be sure that we will ever achieve or sustain profitability.

DEFERRED COMPENSATION

We amortized approximately $400,000 of deferred compensation as non-cash compensation expense, net of options forfeited, for both the three months ended March 31, 2001 and 2000. Deferred compensation represents the difference between the exercise price of stock options granted and the fair value of the underlying common stock at the date of grant. The remaining deferred compensation at March 31, 2001 of approximately $3.1 million will be amortized over the remaining vesting period of the options. We currently expect to amortize the remaining deferred compensation as follows:


          FOR THE PERIOD:
          --------------
          April through December 2001                    $1.3 million
          Full Year 2002 ............                    $1.3 million
          Full Year 2003 ............                    $500,000

      FOR THE THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO MARCH 31, 2000

REVENUES

Our total revenues increased to approximately $33.6 million for the three months ended March 31, 2001, from approximately $13.9 million for the three months ended March 31, 2000. The increase in our total revenues was due primarily to increased revenue from e-Recruitment and software fees, which was partially offset by decreased revenues from Career Expos.

E-RECRUITMENT FEES. e-Recruitment fees increased to approximately $26.9 million for the three months ended March 31, 2001, from approximately $11.3 million for the three months ended March 31, 2000. The increase resulted primarily from an increase in the number of subscribers to our online exchange from more than 5,000 as of March 31, 2000 to more than 10,600 as of March 31, 2001.

SOFTWARE FEES. Software fees increased to approximately $5.5 million for the three months ended March 31, 2001, from approximately $572,000 for the three months ended March 31, 2000. The increase resulted primarily from the inclusion of approximately $4.6 million of revenue generated by Resumix in the three months ended March 31, 2001 versus none in the three months ended March 31, 2000 as Resumix was not acquired until the second quarter of 2000.

CAREER EXPO FEES. HotJobs Career Expo fees decreased to approximately $444,000 for the three months ended March 31, 2001, from approximately $1.3 million for the three months ended March 31, 2000. The decrease resulted mainly from a decrease in the number of the exhibitors at HotJobs Career Expos.

OTHER. Other revenues increased to approximately $795,000 for the three months ended March 31, 2001, from approximately $767,000 for the three months ended March 31, 2000. Other revenues increased primarily as a result of increased banner advertising revenues which were partially offset by a decrease in co-operative advertising revenues.

COST OF REVENUES

Cost of revenues increased to approximately $7.9 million for the three months ended March 31, 2001, from approximately $2.6 million for the three months ended March 31, 2000. Cost of revenues as a percentage of total revenues for the three months ended March 31, 2001 and 2000 were 23% and 18%, respectively. The increase in cost of revenues as a percentage of total revenues in the three months ended March 31, 2001 compared to the same period in 2000 principally resulted from the cost of revenues related to our client/server software. We incur higher marginal costs on revenues from our client/server software business, which we acquired in May 2000, than with our other revenue categories.

OPERATING EXPENSES

PRODUCT DEVELOPMENT EXPENSE. Product development expense increased to approximately $3.2 million for the three months ended March 31, 2001, from approximately $1.2 million for the three months ended March 31, 2000. The increase in these expenses for the three months ended March 31, 2001 compared to the same period in 2000 reflects our continuing efforts to enhance the content and features of our products and services and resulted primarily from increased salaries and related expenses associated with hiring additional technology personnel and the inclusion of client/server software product development costs, as we acquired the client/server software business in May 2000.

SALES AND MARKETING EXPENSE. Sales and marketing expense increased to approximately $22.3 million for the three months ended March 31, 2001, from approximately $20.0 million for the three months ended March 31, 2000. The increase in sales and marketing expense was primarily due to our advertising campaigns, which included television, outdoor signage, print, radio and online advertising. In addition, sales and marketing expense increased due to an increase in the e-Recruiting sales force, as well as the inclusion of sales and marketing expenses for Resumix. However, as a percentage of total revenues, sales and marketing expense declined, for three months ended March 31, 2001 compared to March 31, 2000, to 66% from 144% as a result of our increased revenues.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased to approximately $7.4 million for the three months ended March 31, 2001, from approximately $3.9 million for the three months ended March 31, 2000. General and administrative expense increased primarily due to increased administrative costs, including salaries and related expenses associated with supporting our growth, an increase in bad debt expense which reflects our increased revenues, increased facilities expense as a result of new offices, as well as the inclusion of general and administrative expenses for Resumix.

NON-CASH COMPENSATION EXPENSE, NET. We recorded approximately $400,000 of non-cash compensation expense for both the three months ended March 31, 2001 and March 31, 2000, which primarily represents the amortization of a portion of the deferred compensation, net of options forfeited, recorded in 1999 in connection with stock options granted with an exercise price below the fair value of the underlying common stock at the date of grant. Deferred compensation is amortized over the period during which the related options vest. The deferred compensation of approximately $3.1 million remaining at March 31, 2001 will be amortized over the remaining vesting period of the related options through August 2003.

AMORTIZATION OF GOODWILL. The amortization of goodwill of approximately $4.0 million in the three months ended March 31, 2001 represents the amortization of the goodwill related to the acquisition of Resumix. The total goodwill resulting from the acquisition of Resumix of approximately $47.9 million is being amortized on a straight-line basis over three years.

RESTRUCTURING CHARGES. We recorded restructuring charges of approximately $3.3 million in the three months ended March 31, 2001 for costs related to a reduction in the work force and the closing of certain offices.

OTHER INCOME (EXPENSE)

For the three months ended March 31, 2001, we recorded other income (expense) of approximately $1.2 million, compared to approximately $1.9 million for the three months ended March 31, 2000. Other income (expense) in the three months ended March 31, 2001 and 2000 primarily reflects the interest income earned on the investment of our excess cash. Interest income decreased due to the lower level of excess cash in the three months ended March 31, 2001 versus the three months ended March 31, 2000. We expect interest income to decline in future periods as a result of lower levels of excess cash and lower interest rates.

NET LOSS

We recorded a net loss of approximately $13.6 million for the three months ended March 31, 2001, compared to a net loss of approximately $12.3 million for the three months ended March 31, 2000. For the three months ended March 31, 2001 and 2000, the basic and diluted net loss per share was $0.37 and $0.39, respectively. The increase in the net loss for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 was due to amortization of goodwill of approximately $4.0 million and the restructuring charges of approximately $3.3 million which was partially offset by an improved operating performance which was driven by increased revenues.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that cash, cash equivalents and marketable securities on hand of approximately $82.8 million at March 31, 2001 will be sufficient to meet our funding needs for at least the next twelve months.

Net cash used in operating activities was approximately $12.9 million for the three months ended March 31, 2001 and approximately $10.5 million for the three months ended March 31, 2000. Net cash used in operating activities for the three months ended March 31, 2001 resulted primarily from our net loss, the decrease in accounts payable and accrued expenses and an increase in accounts receivable, which were partially offset by depreciation and amortization, the provision for doubtful accounts, an increase in deferred revenue and an increase in other current liabilities. Net cash used in operating activities for the three months ended March 31, 2000 mainly resulted from the net loss which was driven by costs incurred to support our sales and marketing efforts and the increased personnel required to manage our growing operations, combined with a higher level of accounts receivables, which was partially offset by increases in accounts payable and accrued expenses and deferred revenue.

Net cash provided by investing activities was approximately $1.6 million for the three months ended March 31, 2001 as compared to net cash used in investing activities of approximately $2.1 million for the three months ended March 31, 2000. Net cash provided by investing activities for the three months ended March 31, 2001 was from the net sale of marketable securities of approximately $5.5 million which was partially offset by capital expenditures of approximately $3.9 million. For the three months ended March 31, 2000 investing activities utilized approximately $4.5 million for capital expenditures which was partially offset by the net sale of marketable securities of approximately $2.5 million.

Net cash provided by financing activities was approximately $499,000 for the three months ended March 31, 2001 and approximately $710,000 for the three months ended March 31, 2000. Net cash provided by financing activities for the three months ended March 31, 2001 consisted primarily of proceeds of approximately $519,000 from the issuance of stock under the Employee Stock Purchase Plan and approximately $143,000 from the exercise of options, which were partially offset by payments on the line of credit, capital leases and a note payable which totaled approximately $162,000. Net cash provided by financing activities for the three months ended March 31, 2000 consisted primarily of proceeds of approximately $399,000 from the issuance of stock under the Employee Stock Purchase Plan and approximately $335,000 of borrowings under our equipment line of credit.

As of March 31, 2001, we had approximately $40.0 million of cash and cash equivalents on hand and held marketable securities valued at approximately $42.8 million. As of March 31, 2001, our principal commitments consisted of approximately $7.3 million for various advertising campaigns through January 2002 and approximately $17.3 million of office lease commitments through January 2002. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months. Our capital requirements will depend on a number of factors, including market acceptance of our products and services, the amount of our resources we invest in HotJobs, the expansion of our operations and the amount of our resources we devote to promoting awareness of the HotJobs brand. In addition, we will continue to evaluate possible investments in businesses, products and technologies, the consummation of any of which would increase our capital expenditures.

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

o ability to implement our business model and strategy and adapt and modify them as needed;

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

o ability to anticipate and adapt to the changing Internet market and any changes in government regulation; and

o attracting and retaining a large number of member employers, staffing firms and job seekers for our exchanges and licensees for our hiring management software.

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

o     potential loss of customers;

o difficulty of incorporating acquired technology into our products and services;

o potential conflicts in distribution, marketing or other important relationships;

o difficulty maintaining uniform standards, controls, procedures and policies;

o     the loss of key employees; and

o the potential disruption of HotJobs' core business and the diversion of management's attention from ongoing business concerns.

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

WE HAVE NOT BEEN PROFITABLE, AND WE EXPECT OUR LOSSES TO CONTINUE.

We have never been profitable. For the three months ended March 31, 2001, we incurred a net loss of approximately $13.6 million. As of March 31, 2001, we had an accumulated deficit of approximately $97.1 million. In connection with our acquisition of Resumix, the three-year amortization of related goodwill will be a charge to our operating results. We expect to continue to lose money in the foreseeable future. Although our revenues have grown in recent quarters, we cannot assure you that we will achieve sufficient revenues to achieve profitability. Our ability to become profitable depends on our ability to generate and maintain greater revenues while incurring reasonable expenses. If our revenues grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to achieve or sustain profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Our inability to achieve or maintain profitability or positive cash flow could result in disappointing financial results, impede implementation of our strategy or cause the market price of our common stock to decrease.

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

o     changes in our pricing policies or those of our competitors;

o the demand for and acceptance of our Website, products, product enhancements and services;

o     the hiring cycles of employers;

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

OUR BUSINESS MODEL IS UNPROVEN AND MAY NOT BE ADAPTABLE TO A CHANGING MARKET.

If we are not able to anticipate changes in the online recruiting market or if our business model is not successful, we may not be able to expand our business or to successfully compete with other companies, which could have a material adverse effect on our business, results of operations and financial condition. Our current business model depends to a significant extent on revenue from employers and staffing firms using our online exchange and hosting and maintenance fees associated with our hiring management software.

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

In February 2001, we began to offer fixed price packages based on length of commitment and usage. Customers may purchase a package that allows them to post jobs on HotJobs.com, search the resume database, or both. This change went into effect for new customers. It is possible that we will make additional pricing changes in the future. Because we made this change so recently, we cannot assess the impact of the change on our ability to generate revenue or the success of the change. We do not know whether potential customers will accept our new pricing model. For example, as a result of the pricing change, the number of job opportunities posted on HotJobs.com may decrease. In the event the number of job opportunities in our database materially decreases, job seekers may find that HotJobs.com is not as useful as other online recruiting sites. A decrease in the number of job seekers on our Website may cause a further reduction in the number of job opportunities posted or additional services purchased. Job seekers may not post their resumes on HotJobs.com, which would reduce the number of employers willing to pay to access our resume database. These changes may reduce our revenue.

In addition, customers that sign up for fixed-term commitments have no obligation to purchase any of our service offerings after their commitment period expires. As a result, a customer that generates substantial revenue for us in a particular month may not do so in a later month. We must continually maintain existing accounts and establish and develop new accounts. If we fail to do so, our revenue could fluctuate, which may cause us to fail to meet expectations in the marketplace and our stock price may decline.

WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT FUNDS TO GROW OUR BUSINESS AND ANY ADDITIONAL FINANCING MAY BE ON TERMS ADVERSE TO THE INTERESTS OF OUR STOCKHOLDERS.

Based on our current operating plan, we anticipate that our available funds will be sufficient to satisfy our anticipated needs for working capital, capital expenditures and business expansion for at least the next 12 months. After that time, or in the event that we do not meet our operating plan, we may need additional capital. We may need to raise additional funds in order to fund our growth and brand and product development or for the acquisition of complementary businesses, technologies and services. Obtaining additional financing will be subject to a number of factors including:

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

                    RISKS RELATED TO OUR MARKETS AND STRATEGY

WE MAY NOT BE ABLE TO DEVELOP AWARENESS OF OUR BRAND NAME.

We believe that continuing to build and maintain awareness of our brand name is critical to achieving widespread acceptance of our business and to sustain or increase the number of companies and job seekers who use our products and services. Brand recognition is a key differentiating factor among providers of online recruiting services, and we believe it could become more important as competition in the online recruiting market increases. In order to maintain and build brand awareness, we must succeed in our marketing efforts, provide high quality services and increase the number of high quality job seekers using HotJobs.com. If we fail to successfully protect, promote, position and maintain our HotJobs brand name, incur significant expenses in promoting our brand and fail to generate a corresponding increase in revenue as a result of our branding efforts, or encounter legal obstacles which prevent our continued use of our brand name, our business, results of operations and financial condition could be materially adversely affected.

WE MAY NOT BE ABLE TO SUCCESSFULLY INTRODUCE NEW OR ENHANCED PRODUCTS AND SERVICES.

The failure of any new or enhanced products and services to achieve market acceptance and generate revenue could result in a material adverse effect on our revenues. In connection with the Resumix acquisition, we acquired several products that are being offered separately and that are also being integrated into our existing products and services. We may experience difficulty in marketing these products in conjunction with our products and services and integrating these products with our existing product and service offerings. We have recently introduced, and we expect to continue to introduce enhanced products and services in order to generate additional revenues, attract and retain more customers, attract more job seekers to our Website and respond to competition. Any current or new or enhanced product or service we offer or introduce, including any new Internet-based service or Resumix product, that is not favorably received could damage our reputation and the perception of our brand name. In addition, any of these new products may contain design flaws or other defects that could require extensive modifications or require us to issue refunds to our customers. If we are required to bear significant expense as a result of product modifications or refunds or lose future business as a result of customer dissatisfaction, our results of operations could be materially adversely affected.

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

      WE MAY LOSE JOB SEEKERS IF OUR WEBSITE CONTENT IS NOT ATTRACTIVE TO THEM. Our future growth depends in part on our ability to attract job seekers who are qualified for the jobs posted by our customers. This in turn depends in part on our ability to deliver original and compelling content to these job seekers. We cannot assure you that our content will be attractive to Internet users. We also cannot assure you that we will be able to anticipate, monitor and successfully respond to rapidly changing consumer tastes and preferences to continue to attract a sufficient number of Internet users to our Website. Internet users can freely navigate and instantly switch among a large number of Websites. In addition, many other Websites offer very specific, highly targeted content. These sites could have greater appeal than our Website to particular groups within our target audience.

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

We have recently experienced a period of rapid growth that has placed considerable demands on our managerial, operational, financial and information system resources. We have increased our workforce substantially. We had 275 employees as of March 31, 2000. At March 31, 2001, the number of employees had increased to 581, including those employed by Resumix. Our growth has resulted in increased responsibility for both existing and new management personnel. Our growth has placed, and any future growth will continue to place, a significant strain on our management, operations, systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures, and will need to continue to expand, train and manage our workforce.

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

o     the strength and reputation of the HotJobs brand;

o     our customer service and support efforts;

o     our sales and marketing efforts; and

o the ease of use, performance, price and reliability of solutions developed either by us or our competitors.

We compete with companies that offer a single database job board solution or other online recruiting services, as well as newspapers, magazines and other traditional media companies. We also compete with large Internet information hubs or portals, recruiting software companies and career expo companies. In addition, we compete with companies that provide a combination of some or all of these offerings. We may experience competition from potential customers to the extent that they develop their own online recruiting offerings internally. In addition, we compete with traditional recruiting services, such as staffing firms, for a share of employers' total recruiting budgets. We expect to face additional competition as other established and emerging companies, including print media companies and staffing firms with established brands, enter the online recruiting market.

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

Due to competition, we may experience reduced margins on our products and services, loss of market share or less use of our online exchange by job seekers and our customers. If we are not able to compete effectively with current or future competitors as a result of these and other factors, our revenues could be materially adversely affected.

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

A FAILURE TO ESTABLISH AND MAINTAIN PARTNERSHIPS AND ALLIANCES WITH OTHER WEB PROPERTIES COULD LIMIT THE GROWTH OF OUR BUSINESS.

We have entered into, and expect to continue to enter into, arrangements with third parties to increase our member base, bring traffic to our Website and enhance the HotJobs brand. If any of our current agreements are terminated, we cannot assure you that we will be able to replace the terminated agreement with an equally beneficial arrangement. We also cannot assure you that we will be able to renew any of our current agreements when they expire or, if we are, that we will be able to do so on acceptable or favorable terms. We also do not know whether we will be successful in entering into additional partnerships and alliances or that any relationships, if entered into, will be on terms favorable to us. In addition, we are subject to the risk that one or more of the companies with which we have entered into a strategic partnership could take some action that would cause HotJobs to be subject to liability or that would damage HotJobs' reputation.

LOSS OF ANY OF OUR KEY MANAGEMENT PERSONNEL COULD NEGATIVELY IMPACT OUR
BUSINESS.

The loss or departure of any of our officers or key employees could materially adversely affect our ability to implement our business plan and could lower our revenues or cause our revenues to grow at a slower rate than expected. In addition, our ability to retain the key employees of Resumix will be important to the successful integration of Resumix and HotJobs. Our future success depends to a significant extent on the continued service and coordination of our management team, particularly Dimitri J. Boylan, our acting President and Chief Executive Officer. We do not maintain key person insurance for any member of our management team. Certain members of our management team, including our Chief Financial Officer and Chief Technology Officer, have joined us within the last year. In addition, our board of directors is currently seeking a permanent Chief Executive Officer. These individuals had not previously worked together or with the other members of the management team and are becoming integrated into our management team. If our key management personnel are not able to work together effectively or successfully, our business could be materially adversely affected. In addition, if one or more key employees join a competitor or forms a competing company, though we have non-competition agreements with each of our key employees, we may lose existing or potential clients, which could have a material adverse effect on our business, results of operations and financial condition. Though we have confidentiality agreements with each of our employees, if we were to lose a key employee, we cannot assure you that we would be able to prevent the unauthorized disclosure or use of our procedures, practices, new product development or client lists.

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

BREACHES OF OUR NETWORK SECURITY COULD BE COSTLY.

Because we host HotJobs.com and software-related data for many of our customers, we may be liable to any of those customers that experience losses due to our security failures. As a result, we may be required to expend capital and resources to protect against or to alleviate security breaches, which could reduce our profitability. A significant barrier to confidential communications over the Internet has been the need for security. We may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by these breaches. If unauthorized persons penetrate our network security, they could misappropriate proprietary information or cause interruptions in our services. Misappropriation of our and our customers' proprietary information or interruptions of our services could result in reduced visitor traffic and a loss of member employers. Reduced visitor traffic may result in fewer job seekers posting their resumes to HotJobs.com, which, in turn, may discourage customers from subscribing to HotJobs.com or AgencyExchange. We generate a substantial portion of our revenue from these subscription fees. Due to the possibility of liability related to data we host for our customers and the possibility of a resulting decrease in the number of job seekers and members to our exchanges, a breach of our network security could have a material adverse effect on our financial condition and results of operations.

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

o     unfair competition;

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

WE MAY BE UNABLE TO OBTAIN A U.S. TRADEMARK REGISTRATION FOR OUR BRAND OR TO PROTECT OUR OTHER PROPRIETARY INTELLECTUAL PROPERTY RIGHTS.

      FAILURE TO OBTAIN A U.S. TRADEMARK REGISTRATION OF THE SERVICE MARK WWW.HOTJOBS.COM COULD DISRUPT OUR PROMOTION OF THE HOTJOBS BRAND. If we are unable to secure the nationwide rights to the exclusive use of the WWW.HOTJOBS.COM mark and related marks, a key element of our strategy of promoting "HotJobs" as a global brand could be disrupted. Our success depends to a significant degree upon the protection of our brands and their value, particularly the "HotJobs" brand name. We are also susceptible to others imitating our brands, particularly "HotJobs". Our application to obtain a U.S. service mark registration of WWW.HOTJOBS.COM was approved by the U.S. Patent and Trademark Office and published for possible opposition by third parties on April 18, 2000. In May 1998, a pending trademark applicant, who has since abandoned its application, made claims regarding prior use and ownership of "hotjobs" as a trademark. Adverse outcomes to this or similar claims or any related litigation, should it occur, could result in us being limited or prohibited from further use of the WWW.HOTJOBS.COM service mark and related marks in the future.

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

We may incur substantial expense in defending any claims brought against us, regardless of their merit. As a result, due to the diversion of management time, the expense required to defend the company and the potential liability associated with any lawsuit, any significant litigation could have a material adverse effect on our business and results of operations.

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

                                   OTHER RISKS

OUR STOCK PRICE MAY EXPERIENCE EXTREME PRICE AND VOLUME FLUCTUATIONS.

The stock market in general and the market prices of shares in technology companies, particularly those such as ours that offer Internet-based products and services, have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. The closing market price of our common stock has fluctuated significantly, from $4.23 to $26.00 in the twelve months ending March 31, 2001, and could continue to be highly volatile and subject to wide fluctuations in response to many factors, some of which are largely beyond our control. These factors include:

o     quarterly variations in our results of operations;

o     adverse business developments;

o     changes in financial estimates by securities analysts;

o investor perception of us, our management and online recruiting services and the technology sector in general;

o announcements by our competitors of new products and services or acquisitions; and

o     general economic conditions both in the U.S. and in foreign countries.

Our stock price may also experience fluctuations due to approximately $3.1 million in non-cash deferred compensation as of March 31, 2001 that we expect to amortize through August 2003 and approximately $33.7 million of goodwill as of March 31, 2001 that we expect to amortize through May 2003.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK. We are exposed to changes in interest rates primarily due to our investment in short-term marketable securities, which are comprised of Dutch Auction Rate Securities with longer term maturities that generally reset at par every 35 days and may include municipal obligations, money market preferred stock and taxable debt. These investments are classified as available for sale securities and, therefore, any changes in the market's interest rates effect the value of the investment and such change in value is recorded as unrealized gains and losses. Due to the short-term maturities of our cash equivalents and marketable securities portfolio at March 31, 2001, we have not entered into any financial instruments to manage or reduce the impact of changes in interest rates. Our interest risk, based on a hypothetical increase in interest rates of 100 basis points for the financial instruments included in our portfolio, would be a decrease of approximately $44,000 in the value of our portfolio.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  The following exhibits are filed as part of this report


     NUMBER                                  DESCRIPTION
    ---------      -------------------------------------------------------------
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

----------
* Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-80367), as amended.

   (b)  Reports on Form 8-K

    Report on Form 8-K dated March 1, 2001 and filed March 5, 2001, for the purpose of filing under Item 5 - Other Events, a press release setting forth information regarding certain management changes.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              HOTJOBS.COM, LTD.
                                                (REGISTRANT)


DATED:  May 15, 2001                      BY: /s/ LOWELL W. ROBINSON
                                             -----------------------
                                             Lowell W. Robinson
                                             Senior Executive Vice President and
                                             Chief Financial Officer