Form 10-Q
period 2001-06-30
HOTJOBS COM LTD
filed 2001-08-14
CIK 1087728

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

            |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED JUNE 30, 2001
                                       OR

           |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM _______ TO ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of July 31, 2001, there were 38,261,428 shares of the registrant's common stock outstanding.

================================================================================

                                HOTJOBS.COM, LTD.
                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION                                                      PAGE NUMBER

      Item 1. Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets as of June 30, 2001
              (Unaudited) and December 31, 2000 ..................................              1

              Unaudited Condensed Consolidated Statements of Operations for
              the Three and Six Months Ended June 30, 2001 and
              2000 ...............................................................              2

              Unaudited Condensed Consolidated Statements of Cash Flows for the
              Six Months Ended June 30, 2001 and
              2000 ...............................................................              3

              Notes to Unaudited Condensed Consolidated Financial
              Statements .........................................................              5

      Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations..............................................             10

      Item 3. Quantitative and Qualitative Disclosures About Market Risk..........             31

PART II. OTHER INFORMATION

      Item 1. Legal Proceedings...................................................             31

      Item 6.  Exhibits and Reports on Form 8-K...................................             31


                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                HOTJOBS.COM, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         JUNE 30,      DECEMBER 31,
                                                                           2001            2000
                                                                      -------------    -------------
                                                                       (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents .....................................   $  38,363,631    $  50,848,905
    Marketable securities .........................................      44,639,523       48,248,750
    Accounts receivable, net ......................................      19,614,568       22,202,430
    Prepaid expenses and other current assets .....................       7,178,847        7,019,347
                                                                      -------------    -------------
          TOTAL CURRENT ASSETS ....................................     109,796,569      128,319,432
    Property and equipment, net ...................................      26,888,330       24,469,855
    Goodwill, net .................................................      29,744,271       37,735,269
    Other assets ..................................................         219,295          211,328
                                                                      -------------    -------------
          TOTAL ASSETS ............................................   $ 166,648,465    $ 190,735,884
                                                                      =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Line of credit ................................................   $     333,333    $     333,333
    Accounts payable and accrued expenses .........................      24,642,741       32,162,821
    Deferred revenue - current portion ............................      15,041,847       15,755,917
    Other current liabilities .....................................       3,322,666        4,003,741
    Notes payable - current portion ...............................              --           28,077
    Current installments of obligations under capital leases ......         117,393          193,799
                                                                      -------------    -------------
        TOTAL CURRENT LIABILITIES .................................      43,457,980       52,477,688

Line of credit, excluding current portion .........................         250,001          416,667
Deferred revenue, excluding current portion .......................         996,380        1,114,014
Obligations under capital leases, excluding current installments ..              --           22,796
                                                                      -------------    -------------
        TOTAL LIABILITIES .........................................      44,704,361       54,031,165

Stockholders' equity:
     Preferred stock, $0.01 par value, 10,000,000 shares
       authorized, no shares issued and outstanding at
       June 30, 2001 and December 31, 2000 ........................              --               --
    Common stock, $0.01 par value, 10,000,000 shares authorized;
      37,704,274 and 36,786,865 shares issued and outstanding at
      June 30, 2001 and December 31, 2000, respectively ...........         377,043          367,869
Deferred compensation .............................................      (1,650,599)      (3,649,919)
Additional paid-in capital ........................................     224,045,536      223,527,846
Accumulated deficit ...............................................    (100,782,551)     (83,549,677)
Accumulated other comprehensive (loss) gain .......................         (45,325)           8,600
                                                                      -------------    -------------
          TOTAL STOCKHOLDERS' EQUITY ..............................     121,944,104      136,704,719
                                                                      -------------    -------------
Commitments and contingencies .....................................
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..............   $ 166,648,465    $ 190,735,884
                                                                      =============    =============

See accompanying notes to unaudited condensed consolidated financial statements.

                                HOTJOBS.COM, LTD.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                          JUNE 30,                        JUNE 30,
                                                               ----------------------------    ----------------------------
                                                                   2001            2000            2001             2000
                                                               ------------    ------------    ------------    ------------
Revenues:
 e-Recruitment .............................................   $ 25,330,119    $ 16,886,035    $ 52,212,673    $ 28,164,252
 Software ..................................................      5,011,443       3,258,022      10,502,720       3,830,188
 Career expos ..............................................        657,094       1,369,468       1,101,539       2,631,862
 Other .....................................................        440,987         836,514       1,235,746       1,603,347
                                                               ------------    ------------    ------------    ------------
       Total revenues ......................................     31,439,643      22,350,039      65,052,678      36,229,649

Cost of revenues, excludes non-cash compensation included
   below of $5,053 and $5,536 for the three months ended
   June 30, 2001 and 2000, respectively, and $10,106 and
   $11,311 for the six months ended June 30, 2001 and 2000,
   respectively ............................................      5,597,735       4,964,320      13,461,966       7,528,226
                                                               ------------    ------------    ------------    ------------

       Gross profit ........................................     25,841,908      17,385,719      51,590,712      28,701,423

Operating expenses:
    Product development, exclude non-cash compensation
       included below of $30,319 and $61,720 for the three
       months ended June 30, 2001 and 2000, respectively,
       and $92,039 and $123,440 for the six months ended
       June 30, 2001 and 2000, respectively ................      2,662,261       2,650,191       5,884,888       3,858,789
    Sales and marketing, excludes non-cash compensation
       included below of $47,284 and $48,005 for the three
       months ended June 30, 2001 and 2000, respectively,
       and $94,568 and $96,010 for the six months ended June
       30, 2001 and 2000, respectively .....................     15,990,047      20,210,569      38,296,122      40,158,672
    General and administrative, excludes non-cash
       compensation included below of $174,008 and $332,166
       for the three months ended June 30, 2001 and 2000,
       respectively, and $494,115 and $666,257 for the six
       months ended June 30, 2001 and 2000, respectively ...      6,728,941       4,210,926      14,079,094       8,132,449
 Non-cash compensation .....................................        256,664         447,427         690,828         897,018
 Amortization of goodwill ..................................      3,995,499       2,100,602       7,990,998       2,100,602
 Restructuring charges .....................................             --              --       3,268,214              --
 Merger costs ..............................................        785,000              --         785,000              --
                                                               ------------    ------------    ------------    ------------
       Total operating expenses ............................     30,418,412      29,619,715      70,995,144      55,147,530
                                                               ------------    ------------    ------------    ------------
       Loss from operations ................................     (4,576,504)    (12,233,996)    (19,404,432)    (26,446,107)

Other income (expense) .....................................        922,904       1,747,961       2,171,558       3,652,664
                                                               ------------    ------------    ------------    ------------
      Net loss .............................................   $ (3,653,600)   $(10,486,035)   $(17,232,874)   $(22,793,443)
                                                               ============    ============    ============    ============
Basic and diluted net loss per common share ................   $      (0.10)   $      (0.31)   $      (0.46)   $      (0.69)
                                                               ============    ============    ============    ============
Weighted average shares outstanding
   used in basic and diluted net loss per
   common share calculation ................................     37,454,896      34,075,381      37,241,083      32,822,207
                                                               ============    ============    ============    ============

See accompanying notes to unaudited condensed consolidated financial statements.

                                HOTJOBS.COM, LTD.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                               -----------------------------
                                                                                   2001             2000
                                                                               ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .................................................................   $(17,232,874)   $ (22,793,443)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization ...........................................     12,873,416        3,789,113
   Provision for doubtful accounts .........................................      4,696,280        1,107,736
   Non-cash compensation ...................................................        690,828          897,018
   Loss on disposal of fixed assets ........................................         48,363               --
  Changes in operating assets and liabilities, net of effect of acquisition:
   Accounts receivable .....................................................     (2,122,917)      (7,132,797)
   Prepaid expenses and other current assets ...............................       (169,326)        (390,736)
   Accounts payable and accrued expenses ...................................     (7,499,075)       9,044,090
   Deferred revenue ........................................................       (844,928)       3,040,474
   Other ...................................................................         97,166          124,752
                                                                               ------------    -------------
      NET CASH USED IN OPERATING ACTIVITIES ................................     (9,463,067)     (12,313,793)
                                                                               ------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ....................................................     (7,339,185)     (10,405,729)
   Purchase of marketable securities .......................................    (81,869,315)    (167,845,000)
   Sale of marketable securities ...........................................     85,520,000      153,845,000
   Proceeds from disposal of fixed assets ..................................         23,243               --
   Purchase of trademark ...................................................             --          (34,898)
   Cash acquired on acquisition, net of cash paid ..........................             --          663,971
   Note receivable .........................................................             --         (400,000)
                                                                               ------------    -------------
      NET CASH USED IN INVESTING ACTIVITIES ................................     (3,665,257)     (24,176,656)
                                                                               ------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of stock for the Employee Stock
    Purchase Plan ..........................................................        518,698          399,282
   Payment of note payable .................................................        (28,074)        (133,215)
   Proceeds from line of credit ............................................             --          334,825
   Repayment of line of credit .............................................       (166,666)        (111,108)
   Proceeds from exercise of options .......................................        474,473          109,053
   Principal payments under capital lease obligations ......................        (99,202)        (102,626)
                                                                               ------------    -------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES ............................        699,229          496,211
                                                                               ------------    -------------
EFFECT OF FOREIGN EXCHANGE RATES ON CASH ...................................        (56,179)          (3,636)
                                                                               ------------    -------------
      NET DECREASE IN CASH AND CASH EQUIVALENTS ............................    (12,485,274)     (35,997,874)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...........................     50,848,905       88,372,658
                                                                               ------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .................................   $ 38,363,631    $  52,374,784
                                                                               ============    =============

                                HOTJOBS.COM, LTD.
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid ...........................................   $40,142   $    64,143
NON-CASH TRANSACTIONS:
  Barter transaction ......................................   $    --   $    25,000
  Stock issued for purchase of trademark ..................        --        12,562
  Issuance of common stock and assumption of Resumix
   outstanding options in exchange for the capital stock of
   Resumix, net of cash received and paid .................        --    46,036,984

See accompanying notes to unaudited condensed consolidated financial statements.

                                HOTJOBS.COM, LTD.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1) DESCRIPTION OF BUSINESSS

   HotJobs.com, Ltd. ("HotJobs") is a leading provider of comprehensive recruiting solutions for employers, staffing firms and job seekers. HotJobs' solutions include HotJobs.com, its popular consumer job board; AgencyExchange, a business-to-business exchange between employers and staffing firms; applicant tracking software; HotJobs Career Expos; and online advertising. HotJobs.com allows member employers access to a database of job seekers and a back-end system that provides them with the tools to post, track and manage job openings. HotJobs.com also allows job seekers to identify, research, evaluate and apply to job opportunities from employers, staffing firms or both, while enabling them to restrict access to their resumes.

   The majority of HotJobs' revenues are derived from employer memberships to HotJobs.com. HotJobs operates in a highly competitive environment and inherent in its business are various risks and uncertainties, including its limited operating history and unproven business model and the timing and cost of the consummation of its transaction with TMP Worldwide, Inc. ("TMP"), as well as the risk of non-consummation. HotJobs' success may depend in part upon the emergence of the Internet as a recruiting medium, prospective product and service development efforts and the acceptance of its products and services by the marketplace.

   HotJobs was incorporated in Delaware on February 20, 1997 (inception) as Hot Jobs, Inc. On September 23, 1998, Hot Jobs, Inc. changed its name to HotJobs.com, Ltd. On May 11, 2000, HotJobs acquired Resumix, Inc. ("Resumix") pursuant to which Resumix became a wholly owned subsidiary of HotJobs. On June 29, 2001, HotJobs entered into a merger agreement with TMP. The transaction is subject to the approval of HotJobs' stockholders, regulatory approval and other customary closing conditions.

2) BASIS OF PRESENTATION

   The unaudited interim condensed consolidated financial statements of HotJobs as of June 30, 2001 and for the three months and six months ended June 30, 2001 and 2000, included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

   In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of HotJobs at June 30, 2001 and the results of its operations for the three and six months ended June 30, 2001 and 2000 and its cash flows for the six months ended June 30, 2001 and 2000.

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

3) DEFINITIVE MERGER AGREEMENT

   On June 29, 2001, HotJobs entered into an agreement to merge with TMP, the parent of Monster.com. Under the terms of the agreement, each share of HotJobs common stock outstanding will be exchanged for 0.2195 shares of TMP common stock. In addition, outstanding HotJobs options will be converted into TMP options. HotJobs expects the transaction to close in the fourth quarter of 2001. The Boards of Directors of both companies have approved the transaction, which is expected to be tax-free to the shareholders of both companies. The merger is subject to the approval of HotJobs' shareholders, regulatory approval and other customary closing conditions.

   The transaction is being accounted for as a pooling-of-interests under U.S. generally accepted accounting principles.

4) ACQUISITION OF RESUMIX, INC.

   On May 11, 2000, HotJobs acquired Resumix in a merger in which a wholly owned subsidiary of HotJobs was merged with and into Resumix, with the result that Resumix is now a wholly owned subsidiary of HotJobs.

   In connection with the acquisition and in exchange for 100% of the outstanding capital stock of Resumix, HotJobs issued 3,560,019 shares of its common stock, of which 359,282 of these shares were held in escrow until May 11, 2001, and were subsequently released, and paid a total of $392,456 in cash to certain non-accredited investors of Resumix. In addition, HotJobs assumed Resumix's existing stock option plans, resulting at the time in the potential additional issuance of approximately 1.1 million shares of HotJobs' common stock upon the exercise of these options. The total purchase price for the acquisition, including approximately $1.8 million of acquisition expenses, was approximately $45.6 million. The excess of the purchase price over the fair value of the assets acquired of approximately $47.9 million has been recorded as goodwill and is being amortized on a straight-line basis over three years.

   Resumix is based in Sunnyvale, CA and has developed Artificial Intelligence search capabilities for its recruiting software products. The acquisition has been accounted for by the purchase method and, accordingly, the results of operations of Resumix have been included in HotJobs' consolidated financial statements from May 11, 2000.

   The following unaudited pro forma financial information for the three and six months ended June 30, 2001 and 2000 presents the combined results of operations of HotJobs and Resumix as if the acquisition had occurred as of the beginning of the respective periods, after giving effect to certain adjustments, including the amortization of goodwill. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had HotJobs and Resumix each constituted a single entity during such periods.

                    UNAUDITED PRO FORMA FINANCIAL INFORMATION
                   ------------------------------------------
                     (In Millions Except Per Share Amounts)

                                                    THREE MONTHS ENDED    SIX MONTHS ENDED
                                                        JUNE  30,             JUNE 30,
                                                    ------------------    ----------------
                                                     2001      2000        2001      2000
                                                    ------    ------      ------    ------
Revenues ....................................       $ 31.4    $ 23.6      $ 65.1    $ 43.0
                                                    ======    ======      ======    ======
Net loss ....................................       $ (3.7)   $(16.1)     $(17.2)   $(33.1)
                                                    ======    ======      ======    ======
Basic and diluted net loss per common share..       $(0.10)   $(0.45)     $(0.46)   $(0.94)
                                                    ======    ======      ======    ======
Weighted average shares outstanding used in
basic and diluted net loss per common share..         37.5      35.6        37.2      35.4
                                                    ======    ======      ======    ======

5) RECENT ACCOUNTING PRONOUNCEMENTS

   a) On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "BUSINESS COMBINATIONS" and Statement No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement
   142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT
   OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF."

   HotJobs is required to adopt the provisions of (i) Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001 which it expects to account for using the pooling-of-interests method, and
   (ii) Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset that are acquired in a purchase business combination completed after June 30, 2001 and determined to have an indefinite useful life will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized in accordance with the guidelines in effect prior to the adoption of Statement 142.

   Upon adoption of Statement 142, Statement 141 will require that HotJobs evaluate its existing goodwill that was acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, HotJobs will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, HotJobs will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

   In connection with the transitional goodwill impairment evaluation, Statement 142 will require HotJobs to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, HotJobs must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. HotJobs will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired, and HotJobs must then perform the second step of the transitional impairment test. In the second step, HotJobs must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in HotJobs' Statements of Operations.

   As of the date of adoption, HotJobs expects to have unamortized goodwill in the amount of approximately $21.8 million which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was approximately $10.2 million and approximately $8.0 million for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on HotJobs' financial statements at the date of this Report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

   b) HotJobs adopted SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," as amended by SFAS No. 137, effective January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The adoption of SFAS No. 133 had no impact on HotJobs' financial statements, as HotJobs currently does not use derivative instruments.

6) BUSINESS SEGMENT REPORTING

   HotJobs is currently organized in a single business segment for purposes of making operating decisions and assessing performance. The chief operating decision maker evaluates performance, makes operating decisions and allocates resources based on financial data consistent with the presentation in the accompanying condensed consolidated financial statements.

7) NON-CASH COMPENSATION

   In connection with the granting of options in 1999, HotJobs recorded net deferred compensation of approximately $7.5 million. For financial reporting purposes, the deferred compensation is being amortized as non-cash compensation over the vesting period of the related options. Accordingly, HotJobs amortized $256,664 and $447,427 of deferred compensation as non-cash compensation for the three month periods ending June 30, 2001 and 2000, respectively, and $690,828 and $897,018 for the six month periods ending June 30, 2001 and 2000, respectively. The deferred compensation remaining at June 30, 2001 of approximately $1.7 million will be amortized as non-cash compensation as the related options vest.

8) RESTRUCTURING CHARGES

   In the six months ended June 30, 2001, HotJobs recorded charges of $3,268,214 relating to the restructuring of its operations, which consisted of $2,936,214 associated with a reduction in HotJobs' workforce, which included approximately $842,000 for non-cash compensation expense related to the acceleration of the vesting of options of certain terminated employees, and $332,000 of legal and other costs associated with the closing of certain offices. As of June 30, 2001, $3,076,771 of these charges have been incurred and the remaining $191,443 is included in other current liabilities in the condensed consolidated balance sheet as it is expected to be incurred within the year.

9) EMPLOYEE STOCK PURCHASE PLAN

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

   The plan has a series of successive offering periods, each with a maximum duration of 24 months. The initial offering period began on August 10, 1999 and will end on the last business day in July 2001. As a result of the agreement to merge with TMP, a new purchase period did not begin after the July 31, 2001 purchase date. The maximum number of shares of HotJobs common stock available for sale under the ESPP is 250,000 shares, plus an automatic annual increase on the first trading day of each calendar year of the lesser of 500,000 shares, or an amount equal to one percent (1%) of the total number of shares of common stock outstanding on the last trading day of the immediately preceding calendar year.

   On January 31, 2000, the first purchase date under the plan, employees purchased 58,718 shares of HotJobs common stock for $399,282, or $6.80 per share. On July 31, 2000, employees purchased 62,434 shares of HotJobs common stock for $480,903, or $7.70 per share on average. On January 31, 2001, employees purchased 62,138 shares of HotJobs common stock for $518,698, or $8.35 per share on average. As of June 30, 2001, employees contributed $559,309 towards the final plan purchase date of July 31, 2001, which is included in other current liabilities in the condensed consolidated balance sheet at June 30, 2001.

10) COMMITMENTS AND CONTINGENCIES

    In January 2001, HotJobs entered into a five-year lease agreement in Coral Gables, Florida with total minimum lease payments of $791,560. In March 2001, HotJobs entered into a five-year lease agreement in Washington, D.C. with total minimum lease payments of $880,034. As of June 30, 2001, HotJobs has approximately $16.6 million of office lease commitments.

    As of June 30, 2001, HotJobs has commitments of approximately $8.0 million for various advertising campaigns through January 2003, including broadcasting, print, online and outdoor advertising.

11) BASIC AND DILUTED NET LOSS PER COMMON SHARE

HotJobs computes net loss per share in accordance with SFAS No. 128, "COMPUTATION OF EARNINGS PER SHARE," and the SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. As HotJobs had a net loss in each of the periods presented, basic and diluted net loss per share is the same. Diluted net loss per share for the three and six months ended June 30, 2001 and 2000 does not include the effects of options to purchase shares of common stock, as the effect of their inclusion is anti-dilutive during each period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations, assumptions, estimates and projections about HotJobs and our industry. These forward-looking statements are subject to the many risks and uncertainties that exist in our operations and business environment that may cause actual results, performance or achievements of HotJobs to be different from those expected or anticipated in the forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may", "will", "should", "estimates", "predicts", "potential", "continue", "strategy", "believes", "anticipates", "plans", "expects", "intends", and similar expressions are intended to identify forward-looking statements. HotJobs' actual results and the timing of certain events could differ significantly from those anticipated in such forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this Report in the section entitled "Risk Factors" and the risks discussed in our other Securities and Exchange Commission ("SEC") filings. The forward-looking statements included in this Report reflect the beliefs of our management on the date of this Report. HotJobs undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events or circumstances occur in the future.

HotJobs is a leading provider of comprehensive recruiting solutions for employers, staffing firms and job seekers. Our solutions include HotJobs.com, our popular consumer job board; AgencyExchange, a business-to-business exchange between employers and staffing firms; applicant tracking software; HotJobs Career Expos; and online advertising. The majority of our revenues are derived from employer memberships to HotJobs.com.

Our revenues are classified as follows:

o E-RECRUITMENT FEES, consisting of subscription fees paid by employers for membership to HotJobs.com and by staffing firms for membership to AgencyExchange, as well as fees derived from single-ad job postings on HotJobs.com. We sell memberships to HotJobs.com and AgencyExchange on a per-recruiter basis for the Resume Search and Professional Desktops and on a per-job basis for the Job Post Desktop. We bill the employer or staffing firm monthly, quarterly, semi-annually or annually. We recognize subscription revenue over the subscription term. Single-ad job postings are billed when service is provided. We recognize revenue from single-ad job postings over the period of delivery of service.

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

o CAREER EXPO FEES, consisting of fees from employers that rent booths at, and purchase sponsorships of, our HotJobs Career Expos. We recognize HotJobs Career Expo fees in the month in which the HotJobs Career Expo takes place.

o OTHER, consisting of fees primarily derived from banner and co-operative advertising. We recognize revenues related to these services over the period of delivery of service.

We classify our cost of revenues and operating expenses as follows:

o COST OF REVENUES. Cost of revenues primarily consists of compensation and other costs associated with the operation of our online exchanges as well as costs incurred to provide maintenance, hosting and training services for our software products and costs associated with operating our HotJobs Career Expos.

o PRODUCT DEVELOPMENT EXPENSE. Product development expense consists primarily of costs associated with the compensation of product development personnel. Our product development expense constitutes all of our research and development expenditures.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our results of operations expressed as a percentage of total revenues:

                                                         THREE MONTHS ENDED   SIX MONTHS ENDED
                                                              JUNE 30,           JUNE 30,
                                                         ------------------   ----------------
                                                          2001        2000     2001      2000
                                                         ------      ------   ------    ------
Revenues:
   e-Recruitment .......................................    81%         75%      80%       78%
   Software ............................................    16          15       16        11
   Career expo .........................................     2           6        2         7
   Other ...............................................     1           4        2         4
                                                          ----        ----     ----      ----
      Total revenues ...................................   100         100      100       100
   Cost of revenues ....................................    18          22       21        21
                                                          ----        ----     ----      ----
      Gross profit .....................................    82          78       79        79

Operating expenses:
   Product development .................................     8          12        9        11
   Sales and marketing .................................    51          91       59       111
   General and administrative ..........................    21          19       22        22
   Non-cash compensation ...............................     1           2        1         2
   Amortization of goodwill ............................    13           9       12         6
   Restructuring charges ...............................    --          --        5        --
   Merger costs ........................................     3          --        1        --
                                                          ----        ----     ----      ----
     Total operating expenses ..........................    97         133      109       152
                                                          ----        ----     ----      ----
          Loss from operations .........................   (15)        (55)     (30)      (73)
Other income (expense) .................................     3           8        4        10
                                                          ----        ----     ----      ----
               Net loss ................................   (12)%       (47)%    (26)%     (63)%
                                                          ====        ====     ====      ====

We have incurred losses in every fiscal period since our inception. For the six months ended June 30, 2001, we incurred a net loss of approximately $17.2 million. As of June 30, 2001, we had an accumulated deficit of approximately $100.8 million. Our net loss and resulting accumulated deficit are primarily due to the costs we incurred to develop our online employment exchanges and software products, as well as to expand our sales and marketing programs.

We intend to devote resources to advertising and brand-marketing programs designed to attract new employers to subscribe to, and new job seekers to use, HotJobs.com, as well as to attract staffing firms to subscribe to AgencyExchange.

As of June 30, 2001, we had commitments of approximately $8.0 million for various advertising campaigns through January 2003. These commitments include broadcasting, print, online and outdoor advertising.

We expect to incur additional losses for the remainder of 2001, including the amortization of goodwill relating to Resumix. To the extent that increases in our operating expenses precede and are not subsequently followed by commensurate increases in revenue or we are unable to adjust operating expense levels accordingly, our operating losses may exceed our expectations for 2001. We cannot be sure we will ever achieve or sustain profitability other than on a pro forma basis, if at all.

Our strategy contemplates that revenue from employer memberships to HotJobs.com will likely be the single largest source of revenue for us in the immediate future.

DEFERRED COMPENSATION

We amortized approximately $257,000 and approximately $447,000 for the three months ended June 30, 2001 and 2000, respectively, and approximately $691,000 and approximately $897,000 for the six months ended June 30, 2001 and 2000, respectively, of deferred compensation as non-cash compensation expense. For the six months ended June 30, 2001, we recorded approximately $842,000 of deferred compensation as restructuring charges as a result of the acceleration of the vesting of options of certain terminated employees. Deferred compensation and additional paid-in-capital were both reduced by approximately $466,000 and approximately $46,000 for the six months ended June 30, 2001 and 2000, respectively, as a result of the forfeitures of options due to employees leaving HotJobs prior to vesting in all of their options. Deferred compensation represents the difference between the exercise price of stock options granted and the fair value of the underlying common stock at the date of grant. The remaining deferred compensation at June 30, 2001 of approximately $1.7 million will be amortized over the remaining vesting period of the options. Based on the current remaining vesting period of outstanding options, the remaining deferred compensation would be amortized as follows:

FOR THE PERIOD:

       July through December 2001.................        $500,000
       Full Year 2002.............................        $900,000
       Full Year 2003.............................        $300,000

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

REVENUES

Our total revenues increased to approximately $31.4 million for the three months ended June 30, 2001, from approximately $22.4 million for the three months ended June 30, 2000. Our total revenues increased to approximately $65.1 million for the six months ended June 30, 2001, from approximately $36.2 million for the six months ended June 30, 2000. The increase in our total revenues was due to increased revenues in the e-Recruitment and software categories, which was partially offset by decreased revenues from Career Expos and other revenues.

E-RECRUITMENT FEES. e-Recruitment fees increased to approximately $25.3 million for the three months ended June 30, 2001, from approximately $16.9 million for the three months ended June 30, 2000, and to approximately $52.2 million for the six months ended June 30, 2001, from approximately $28.2 million for the six months ended June 30, 2000. The increases in both periods resulted primarily from an increase in the number of employers subscribing to HotJobs.com, as well as the introduction of AgencyExchange in 2001.

SOFTWARE FEES. Software fees increased to approximately $5.0 million for the three months ended June 30, 2001, from approximately $3.3 million for the three months ended June 30, 2000, and to approximately $10.5 million for the six months ended June 30, 2001, from approximately $3.8 million for the six months ended June 30, 2000. The increase in both periods resulted primarily from the revenue generated by Resumix as both periods of 2001 include Resumix for the whole period presented, whereas the six months and three months ended June 30, 2000 only include Resumix revenues from May 11, 2000, the date Resumix was acquired.

CAREER EXPO FEES. Career expo fees decreased to approximately $700,000 for the three months ended June 30, 2001, from approximately $1.4 million for the three months ended June 30, 2000, and to approximately $1.1 million for the six months ended June 30, 2001, from approximately $2.6 million for the six months ended June 30, 2000. The decrease in both periods primarily resulted from a decrease in the number of exhibitors at HotJobs Career Expos in 2001 versus 2000.

OTHER. Other revenues decreased to approximately $400,000 for the three months ended June 30, 2001, from approximately $800,000 for the three months ended June 30, 2000, and to approximately $1.2 million for the six months ended June 30, 2001, from approximately $1.6 million for the six months ended June 30, 2000. Other revenues decreased primarily as a result of lower co-operative advertising revenues.

COST OF REVENUES

Cost of revenues increased to approximately $5.6 million for the three months ended June 30, 2001, from approximately $5.0 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, cost of revenues increased to approximately $13.5 million, from approximately $7.5 million for the six months ended June 30, 2000. Cost of revenues as a percentage of total revenues for the three months ended June 30, 2001 and 2000 were 18% and 22%, respectively. For both the six months ended June 30, 2001 and June 30, 2000, cost of revenues as a percentage of total revenues was 21%. The decrease in cost of revenues as a percentage of total revenues in the three months ended June 30, 2001 versus June 30, 2000 primarily resulted from the reclassification of approximately $1.0 million of costs related to account managers from cost of revenues to sales and marketing expense. The implementation in the second quarter of 2001 of HotJobs' new customer relationship management system ("CRMS") in part provided HotJobs' account managers the tools to proactively sell to customers. Expenses relating to the account managers are now included in sales and marketing expense rather than cost of revenues as the account managers' functionality has shifted to a selling function with the implementation of CRMS. Cost of revenues as a percentage of revenues for the six months ended June 30, 2001 versus June 30, 2000 remained the same as the improved margins from classifying costs related to account managers in sales and marketing expense from cost of revenues, effective April 1, 2001, was offset primarily by lower margins from our client/server software. We incur higher marginal costs on revenues from our client/server software business, which we acquired in May 2000, than with our other revenue categories. The six months ended June 30, 2001 included the client/server software business for the entire period whereas, for the six months ended June 30, 2000, the client/server software business was included from May 11, 2000, the date Resumix was acquired.

OPERATING EXPENSES

PRODUCT DEVELOPMENT EXPENSE. Product development expense of approximately $2.7 million for the three months ended June 30, 2001 remained constant from the three months ended June 30, 2000. For the six months ended June 30, 2001, product development expense was approximately $5.9 million, compared to approximately $3.9 million for the six months ended June 30, 2000. The increase in the six months ended June 30, 2001 compared to the same period in 2000 reflects our continuing efforts to enhance the content and features of our products and services and resulted primarily from increased salaries and related expenses associated with hiring additional technology personnel, as well as the inclusion of client/server product development costs since May 11, 2000.

SALES AND MARKETING EXPENSE. Sales and marketing expense decreased to approximately $16.0 million for the three months ended June 30, 2001 from approximately $20.2 million for the three months ended June 30, 2000. Sales and marketing expense decreased to approximately $38.3 million for the six months ended June 30, 2001, from approximately $40.2 million for the six months ended June 30, 2000. The decrease in sales and marketing expense in both periods was due to lower advertising spending, which was partially offset by additional sales personnel, the inclusion of sales and marketing expenses for Resumix and the reclassification, effective April 1, 2001, of costs related to account managers to sales and marketing expense from cost of revenues.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased to approximately $6.7 million for the three months ended June 30, 2001, from approximately $4.2 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, general and administrative expense increased to approximately $14.1 million, from approximately $8.1 million for the six months ended June 30, 2000. General and administrative expense increased primarily due to increased bad debt expense, which reflects our increased revenues, increased facilities expenses as a result of new offices opened and the inclusion of general and administrative expenses from Resumix.

NON-CASH COMPENSATION EXPENSE. We recorded approximately $257,000 and $691,000 of non-cash compensation expense for the three and six months ended June 30, 2001, respectively, versus approximately $447,000 and $897,000 for the three and six months ended June 30, 2000, respectively. For accounting purposes, non-cash compensation expense represents the amortization of a portion of the deferred compensation, net of options forfeited, recorded in 1999 in connection with stock options granted below the fair value of the underlying common stock at the date of grant. Deferred compensation is amortized over the period during which the related options vest. The deferred compensation of approximately $1.7 million remaining at June 30, 2001 will be amortized over the remaining vesting period of the related options.

AMORTIZATION OF GOODWILL. The amortization of goodwill of approximately $4.0 million and $2.1 million for the three months ended June 30, 2001 and 2000, respectively, and approximately $8.0 million and $2.1 million for the six months ended June 30, 2001 and 2000, respectively, represents the amortization of the goodwill related to the Resumix acquisition. The total goodwill of approximately $47.9 million, which resulted from the acquisition of Resumix, is being amortized on a straight-line basis over three years.

RESTRUCTURING CHARGES. We recorded restructuring charges of approximately $3.3 million for the six months ended June 30, 2001 for costs related to a reduction in the workforce, which included approximately $842,000 of non-cash compensation relating to the acceleration of the vesting of options of certain terminated employees, and the closing of certain offices.

MERGER COSTS. We incurred merger costs of $785,000 in the three and six months ended June 30, 2001 relating to our announced merger with TMP. The costs incurred were for financial advisors, lawyers and accountants.

OTHER INCOME (EXPENSE)

For the three months ended June 30, 2001, we recorded other income (expense) of approximately $900,000, compared to approximately $1.7 million for the three months ended June 30, 2000. Other income (expense) was approximately $2.2 million for the six months ended June 30, 2001, as compared to approximately $3.7 million for the six months ended June 30, 2000. Other income (expense) in both the three and six months ended June 30, 2001 and June 30, 2000 primarily reflects the interest income earned on investment of our excess cash. Interest income decreased in both periods due to lower levels of excess cash and lower interest rates during such periods.

NET LOSS

We recorded a net loss of approximately $3.7 million for the three months ended June 30, 2001, compared to a net loss of approximately $10.5 million for the three months ended June 30, 2000. For the three months ended June 30, 2001 and 2000, the basic and diluted net loss per common share was $0.10 and $0.31, respectively. For the six months ended June 30, 2001 and 2000, the net loss was approximately $17.2 million and $22.8 million respectively, or a basic and diluted net loss per common share of $0.46 and $0.69, respectively. The decrease in the net loss for both periods of 2001 compared to 2000 was primarily attributable to increased revenues along with the cost containment measures that were implemented in the first quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

HotJobs believes that cash, cash equivalents and marketable securities on hand of approximately $83.0 million as of June 30, 2001 will be sufficient to meet our funding needs for at least the next twelve months.

Net cash used in operating activities was approximately $9.5 million for the six months ended June 30, 2001, and approximately $12.3 million for the six months ended June 30, 2000. Net cash used in operating activities for the six months ended June 30, 2001 primarily resulted from our net loss, decreases in accounts payable and accrued expenses and deferred revenue, and an increase in accounts receivable, which were partially offset by depreciation and amortization, the provision for doubtful accounts and non-cash compensation. Net cash used in operating activities for the six months ended June 30, 2000 mainly resulted from the net loss and an increase in accounts receivable, which were partially offset by increases in accounts payable and accrued expenses as well as deferred revenue, depreciation and amortization, the provision for doubtful accounts and non-cash compensation.

Net cash used in investing activities was approximately $3.7 million for the six months ended June 30, 2001, compared to approximately $24.2 for the six months ended June 30, 2000. Net cash used in investing activities in the six months ended June 30, 2001 was primarily for the purchase of marketable securities of $81.9 million and for capital expenditures of approximately $7.3 million, which were partially offset by proceeds of approximately $85.5 million from the sale of marketable securities. For the six months ended June 30, 2000, the net cash used in investing activities was mainly for the purchase of marketable securities of approximately $167.8 million and capital expenditures of approximately $10.4 million, which were partially offset by the sale of marketable securities of approximately $153.8 million.

Net cash provided by financing activities was approximately $699,000 for the six months ended June 30, 2001, and approximately $496,000 for the six months ended June 30, 2000. Net cash provided by financing activities for the six months ended June 30, 2001 consisted primarily of proceeds of approximately $519,000 from the issuance of stock under the Employee Stock Purchase Plan and approximately $474,000 from the exercise of stock options, which were partially offset by approximately $167,000 of repayment of the line of credit. For the six months ended June 30, 2000, net cash provided by financing activities resulted mainly from approximately $399,000 from the issuance of stock under the Employee Stock Purchase Plan, proceeds of approximately $335,000 for the utilization of a line of credit and proceeds of approximately $109,000 from the exercise of stock options, which were partially offset by the repayment of approximately $133,000 of a note payable and approximately $111,000 of a credit line.

As of June 30, 2001, we had approximately $38.4 million of cash and cash equivalents and approximately $44.6 million of marketable securities. As of June 30, 2001, principal commitments consisted of approximately $8.0 million for various advertising campaigns through January 2003 and approximately $16.6 million of office lease commitments through December 2009. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months. Our capital requirements will depend on a number of factors, including market acceptance of our products and services, the amount of our resources that we devote to our products and services and expansion of our operations and the amount of our resources we devote to promoting awareness of the HotJobs brand. In addition, we will continue to evaluate possible investments in businesses, products and technologies, the consummation of any of which would increase our capital expenditures.

We have entered into a merger agreement with TMP, which we hope to consummate during the fourth quarter of 2001. We currently believe that we have sufficient capital resources to meet our anticipated working capital and capital expenditure requirements on a standalone basis beyond the next 12 months. If we were to continue on a standalone basis, unanticipated events and opportunities could require us to sell additional equity or debt securities, increase our current line of credit or establish new credit facilities to raise capital in order to meet our capital requirements, most of which we cannot currently do without TMP's consent under the terms of the merger agreement. If we were to sell additional equity or convertible debt securities, the sale could dilute the ownership of our existing stockholders. If we were to issue debt securities, increase our credit facility or establish a new credit facility, our fixed obligations could increase and result in operating covenants that would restrict our operations. We cannot be sure that any such financing will be available at all or on terms acceptable to us.

OTHER EVENTS

On June 29, 2001, HotJobs entered into an agreement to merge with TMP, the parent of Monster.com. Under the terms of the agreement, each share of HotJobs common stock outstanding will be exchanged for 0.2195 shares of TMP common stock. In addition, outstanding HotJobs options will be converted into TMP options. HotJobs expects the transaction to close in the fourth quarter of 2001. The Boards of Directors of both companies have approved the transaction, which is expected to be tax-free to the shareholders of both companies. The merger is subject to the approval of HotJobs' shareholders, regulatory approval and other customary closing conditions. The transaction is being accounted for as a pooling-of-interests under U.S. generally accepted accounting principles.

On August 13, 2001, TMP and HotJobs received a Request for Additional Information and Documentary Materials (a "Second Request") from the Federal Trade Commission ("FTC"). The waiting period under the Hart-Scott-

Rodino Antitrust Improvements Act of 1976, as amended, applicable to the merger is tolled until both TMP and HotJobs substantially comply with the Second Request. Upon substantial compliance, TMP and HotJobs must observe a 30 calendar day (extended to the next business day if the 30th day falls on a weekend or federal holiday) waiting period before closing the transaction. The FTC cannot, without the parties' consent, extend the waiting period beyond the second 30-day period. During this second 30-day waiting period, the FTC can seek a temporary restraining order and preliminary injunction from a federal district court to prevent the consummation of the transaction. The FTC can also initiate an administrative hearing at the FTC seeking to permanently enjoin consummation of the transaction. The FTC may, in its discretion, earlier terminate the Second Request or litigation process at any time and allow the parties to close.

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

OUR MERGER WITH TMP IS SUBJECT TO A NUMBER OF CONDITIONS, INCLUDING APPROVAL OF HOTJOBS' SHAREHOLDERS AND REGULATORY APPROVAL. ADDITIONALLY, EACH OF TMP AND HOTJOBS MAY TERMINATE THE MERGER AGREEMENT UNDER SPECIFIED CIRCUMSTANCES. WHILE WE INTEND TO WORK WITH TMP TO COMPLETE THE TRANSACTION PROMPTLY, THERE CAN BE NO ASSURANCE THAT THE MERGER WILL BE CONSUMMATED. IF THE MERGER IS NOT CONSUMMATED, THIS COULD HAVE AN ADVERSE EFFECT ON OUR STOCK PRICE AND ON OUR BUSINESS GENERALLY. IF OUR MERGER WITH TMP IS CONSUMMATED, HOTJOBS WILL BECOME A WHOLLY OWNED SUBSIDIARY OF TMP, AND SHARES OF HOTJOBS COMMON STOCK WILL BE EXCHANGED FOR SHARES OF TMP COMMON STOCK. AS HOLDERS OF TMP COMMON STOCK, FORMER HOTJOBS SHAREHOLDERS WILL BE SUBJECT TO THE RISKS INHERENT IN OWNERSHIP OF TMP COMMON STOCK, WHICH MAY BE DIFFERENT FROM THE RISKS ASSOCIATED WITH OWNERSHIP OF HOTJOBS COMMON STOCK. IF THE MERGER IS NOT CONSUMMATED, THE RISKS ASSOCIATED WITH OWNERSHIP OF HOTJOBS COMMON STOCK SET FORTH BELOW WILL CONTINUE TO APPLY.

THE RISKS SET FORTH IN THE REMAINDER OF THIS SECTION RELATE TO HOTJOBS ON A STANDALONE BASIS.

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

WE HAVE NOT BEEN PROFITABLE, AND WE EXPECT OUR LOSSES TO CONTINUE.

We have never been profitable other than on a pro forma basis. For the six months ended June 30, 2001, we incurred a net loss of approximately $17.2 million. As of June 30, 2001, we had an accumulated deficit of approximately $100.8 million. In connection with our acquisition of Resumix, the three-year amortization of related goodwill will be a charge to our operating results through December 2001 and subsequently will be periodically reviewed for impairment. We cannot assure you that we will achieve sufficient revenues to achieve or sustain profitability other than on a pro forma basis, if at all. Our ability to be profitable depends on our ability to generate and maintain greater revenues while incurring reasonable expenses. If our revenues fall below our expectations, or if our spending levels exceed our expectations or cannot be adjusted downward, we may not generate sufficient revenues to achieve or sustain profitability. We achieved profitability an a pro forma basis in the second quarter of 2001, but we cannot assure you that we can sustain this on a quarterly or annual basis in the future. Our inability to achieve or maintain profitability or positive cash flow could result in disappointing financial results, impede implementation of our growth strategy or cause the market price of our common stock to decrease.

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

As a result of the factors listed above and because the online recruiting market is new and it is difficult to predict consumer demand, it is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. This could cause our stock price to decline. If revenues fall below our expectations in any quarter and we are unable to quickly reduce our spending in response, our operating results would be lower than expected and our stock price could fall.

OUR BUSINESS MODEL IS UNPROVEN AND MAY NOT BE ADAPTABLE TO A CHANGING MARKET.

If we are not able to anticipate changes in the online recruiting market or if our business model is not successful, we may not be able to expand our business or to successfully compete with other companies, which could have a material adverse effect on our business, results of operations and financial condition. Our current business model depends to a significant extent on revenue from employers and staffing firms using our online exchanges and hosting and maintenance fees associated with our hiring management software.

Our revenue model and profit potential are unproven. If current customers decide to discontinue any of our services and we are unable to replace them with new customers, our revenues could fall below our expectations. It is possible that we will be required to further adapt our business model in response to additional changes in the online recruiting market or if our current business model is not successful.

WE HAVE RECENTLY CHANGED OUR METHOD OF PRICING MEMBERSHIP TO HOTJOBS.COM, WHICH MAY DECREASE THE NUMBER OF JOB OPPORTUNITIES AND MEMBER EMPLOYERS AND MAY RESULT IN DECREASED OR LESS PREDICTABLE REVENUE STREAMS.

In February 2001, we began to offer fixed price packages based on length of commitment and usage. Customers may purchase a package that allows them to post jobs on HotJobs.com, search the resume database, or both. This change went into effect for new customers. It is possible that we will make additional pricing changes in the future. Because we made this change recently, we cannot fully assess the impact of the change on our ability to generate revenue or the success of the change. We do not know whether potential customers will accept our new pricing model. For example, as a result of the pricing change, the number of job opportunities posted on HotJobs.com may decrease. In the event the number of job opportunities in our database materially decreases, job seekers may find that HotJobs.com is not as useful as other online recruiting sites. A decrease in the number of job seekers on our Website may cause a further reduction in the number of job opportunities posted or additional services purchased. Job seekers may not post their resumes on HotJobs.com, which would reduce the number of employers willing to pay to access our resume database. These changes may reduce our revenue.

In addition, customers that sign up for fixed-term commitments have no obligation to purchase any of our service offerings after their commitment period expires, and customers that have "good-until-canceled" contracts can cancel their membership within the specified notice period. As a result, a customer that generates substantial revenue for us in a particular month may not do so in a later month. We must continually maintain existing accounts and establish and develop new accounts with employers. If we fail to do so, our revenue could fluctuate, which may cause us to fail to meet expectations in the marketplace and our stock price may decline.

WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT FUNDS TO GROW OUR BUSINESS AND ANY ADDITIONAL FINANCING MAY BE ON TERMS ADVERSE TO THE INTERESTS OF OUR STOCKHOLDERS.

Based on our current operating plan, we anticipate that our available funds will be sufficient to satisfy our anticipated needs for working capital, capital expenditures and business expansion on a standalone basis for at least the next 12 months. After that time, or in the event that we do not meet our operating plan, we may need additional capital. We may need to raise additional funds in order to fund our anticipated growth and brand and product development or for the acquisition of complementary businesses, technologies and services to the extent we continue to operate on a standalone basis. Obtaining additional financing will be subject to a number of factors including:

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

      WE MAY LOSE BUSINESS IF WE FAIL TO KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGIES AND CUSTOMER NEEDS. To remain competitive, we must continually improve the responsiveness, functionality and features of our products and services and develop other products and services that are attractive to job seekers and our customers. If we are unable to timely and successfully develop and introduce or acquire new services, products and enhancements to existing products and services in response to our industry's changing technological requirements, our revenues could be materially adversely affected. In addition, our current technology may not meet the future technical requirements of employers or staffing firms. Trends that could have a critical impact on our success include:

o     rapidly changing technology in online recruiting;

o evolving industry standards, including both formal and DE FACTO standards relating to online recruiting;

o     developments and changes relating to the Internet;

o     evolving government regulations;

o     competing products and services that offer increased functionality; and

o     changes in employer, staffing firm and job seeker requirements.

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

OUR BUSINESS AND GROWTH WILL SUFFER IF WE ARE UNABLE TO HIRE AND RETAIN HIGHLY SKILLED PERSONNEL.

If we are unable to hire and retain highly skilled personnel, our growth may be restricted, the quality of our products and services reduced and our revenues may be reduced. Our future success depends on our ability to attract, train, motivate and retain highly skilled employees. In connection with the Resumix acquisition, we greatly increased the number of our employees. We have experienced and expect that we will continue to experience attrition in these employees. In addition, due to the recent decline in our stock price, the options that we have granted to many of our employees do not have any current value and will not have any value unless our stock price increases significantly. Competition for highly skilled employees is intense, particularly in the Internet industry. We may be unable to retain our skilled employees or attract, assimilate and retain other highly skilled employees in the future. We have from time to time in the past experienced, and we may experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

WE MAY NOT BE ABLE TO EFFECTIVELY MANAGE OUR EXPANDING OPERATIONS.

In order to execute our business plan, we must continue to increase our revenues. If we are not able to expand our operations in an efficient manner, our expenses could grow disproportionately or our revenues could decline, either of which could have a material adverse effect on our business, results of operations and financial condition.

We have recently experienced a period of rapid growth that has placed considerable demands on our managerial, operational, financial and information system resources. We continue to increase the scope of our operations, and we have increased our workforce substantially. We had 494 employees as of June 30, 2000. At June 30, 2001, the number of employees had increased to 549, including those employed by Resumix. Our growth is expected to result in increased responsibility for both existing and new management personnel. Our growth has placed, and any future growth will continue to place, a significant strain on our management, operations, systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures, and will need to continue to expand, train and manage our workforce.

Our success depends to a significant extent on the ability of our executive officers and other members of senior management to operate effectively both independently and as a group and on our ability to successfully integrate Resumix with and into our company. At the end of February 2001, Richard S. Johnson resigned from the positions of Chief Executive Officer and President. In connection with Mr. Johnson's resignation, Dimitri J. Boylan became our acting President and Chief Executive Officer, and he became our President and Chief Executive Officer on June 29, 2001. Our future success depends significantly on the ability of Mr. Boylan to successfully assume the duties of Chief Executive Officer and to effectively work with other members of our senior management.

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

INTENSE COMPETITION MAY RENDER OUR SERVICES AND PRODUCTS UNCOMPETITIVE OR OBSOLETE.

The market for recruiting solutions is intensely competitive and highly fragmented. The online participant's face competition from the traditional channels and other online providers. We expect competition to continue to increase because there are no substantial barriers to entry into our industry. We believe that our ability to compete depends upon many factors both within and beyond our control, including the following:

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

Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and larger customer bases than we do. These factors may allow them to respond more quickly than we can to new or emerging technologies and changes in customer requirements. It may also allow them to devote greater resources than we can to the development, promotion and sale of their products and services. These competitors may also engage in more extensive research and development, undertake more far-reaching marketing ca4mpaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential employees and strategic partners. We cannot assure you that our competitors will not develop or acquire products or services that are equal or superior to our solutions or that achieve greater market acceptance than our solutions. In addition, current and potential competitors are making and are expected to continue to make strategic acquisitions or establish cooperative, and, in some cases, exclusive relationships with significant companies or competitors to expand their businesses or to offer more comprehensive solutions.

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

We believe that there will be rapid business consolidation in the online recruiting industry. In recent months, several of our competitors have either completed or announced acquisitions and we announced on June 29, 2001 that we entered into an agreement to be acquired by TMP. Accordingly, new competitors may emerge and rapidly acquire significant market share. In addition, new technologies will likely increase the competitive pressures that we face. The development or acquisition of competing technologies by market participants or the emergence of new industry standards may adversely affect our revenues and ultimately our competitive position.

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

LOSS OF ANY OF OUR KEY MANAGEMENT PERSONNEL COULD NEGATIVELY IMPACT OUR
BUSINESS.

The loss or departure of any of our officers or key employees could materially adversely affect our ability to implement our business plan and could lower our revenues or cause our revenues to fall below our expectations. In addition, our ability to retain the key employees of Resumix will be important to the successful integration of Resumix and HotJobs. Our future success depends to a significant extent on the continued service and coordination of our management team, particularly Dimitri J. Boylan, our President and Chief Executive Officer. We do not maintain key person insurance for any member of our management team. Certain members of our management team, including our Chief Technology Officer, have joined us within the last year. If our key management personnel are not able to work together effectively or successfully, our business could be materially adversely affected. In addition, if one or more key employees join a competitor or form a competing company, though we have non-competition agreements with each of our key employees, we may lose existing or potential clients, which could have a material adverse effect on our business, results of operations and financial condition. Though we have confidentiality agreements with each of our employees, if we were to lose a key employee, we cannot assure you that we would be able to prevent the unauthorized disclosure or use of our procedures, practices, new product development or client lists.

WE MAY NOT BE SUCCESSFUL IN OUR PLAN FOR INTERNATIONAL EXPANSION.

We may not be able to successfully execute our business plan in foreign markets. If revenue from international ventures is not adequate to cover our investment in those ventures, our total revenues could be materially adversely affected. In addition, if we are forced to discontinue any of our international operations for the reasons set forth below or other reasons, we could incur material costs to close down the operation. In April 2001, HotJobs announced the creation of a strategic alliance with News Corp Limited, as a result of which HotJobs combined its Australian customer base and staff with CareerOne, NewsCorp's Australian online indirect subsidiary. We believe that expansion into international markets through a combination of internal business expansion, strategic alliances, joint ventures and potential acquisitions will be important in the longer term to continue to grow our business. Our current or future international operations might not succeed for a number of reasons including:

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

In pursuing acquisitions, we may compete with competitors that may be larger and have greater financial and other resources than we have. Competition for these acquisition targets could result in increased prices. In addition, in executing our acquisition strategy, we may incur expenses without being able to identify suitable acquisition candidates. Furthermore, we may incur debt or issue equity securities to pay for any future acquisitions, which could have the effects described in "We may not be able to obtain sufficient funds to grow our business and any additional financing may be on terms adverse to the interests of our stockholders."

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

BREACHES OF OUR NETWORK SECURITY COULD BE COSTLY.

Because we host HotJobs.com and software-related data for many of our customers, we may be liable to any of those customers that experience losses due to our security failures. As a result, we may be required to expend capital and resources to protect against or to alleviate security breaches. A significant barrier to confidential communications over the Internet has been the need for security. We may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by these breaches. If unauthorized persons penetrate our network security, they could misappropriate proprietary information or cause interruptions in our services. Misappropriation of our and our customers' proprietary information or interruptions of our services could result in reduced visitor traffic and a loss of customers. Reduced visitor traffic may result in fewer job seekers posting their resumes to HotJobs.com, which, in turn, may discourage customers from subscribing to HotJobs.com or AgencyExchange. We generate a substantial portion of our revenue from these subscription fees. Due to the possibility of liability related to data we host for our customers and the possibility of a resulting decrease in the number of job seekers and members to our exchanges, a breach of our network security could have a material adverse effect on our financial condition and results of operations.

DISRUPTION OF OUR SERVICES DUE TO UNANTICIPATED PROBLEMS OR FAILURES COULD HARM OUR BUSINESS.

Our technology resides on computer systems primarily located in co-location facilities owned by GlobalCenter and, to a lesser extent, Level (3) Communications in New York City. Our system's continuing and uninterrupted performance is critical to our success. Customers and job seekers may become dissatisfied by any system failure that interrupts our ability to provide our services to them, including failures affecting our ability to serve Web page requests without significant delay to the viewer. Sustained or repeated system failures would reduce the attractiveness of our solutions to customers and job seekers and result in reduced traffic or contract terminations, fee rebates and makegoods, thereby reducing revenue.

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

                       RISKS RELATED TO LEGAL UNCERTAINTY

WE MAY BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATIONS AND LEGAL UNCERTAINTIES AFFECTING THE INTERNET THAT COULD ADVERSELY AFFECT OUR BUSINESS.

Legal uncertainties and new regulations could increase our costs of doing business, require us to revise our products or services, prevent us from delivering our products and services over the Internet or slow the growth of the Internet, any of which could increase our expenses, reduce our revenues or cause our revenues to fall below our expectations and materially adversely affect our business, financial condition and results of operations. Laws and regulations directly applicable to Internet communications, commerce, recruiting and advertising are becoming more prevalent, and new laws and regulations are under consideration by the U.S. Congress and state legislatures. Any legislation enacted or restrictions arising from current or future government investigations or policy could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as a communications, commercial, recruiting and advertising medium. The laws governing the Internet, however, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. In addition to new laws and regulations being adopted, existing laws may be applied to the Internet.

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

In addition, any enhancement of the ability of states to impose sales and use taxes on products and services sold over the Internet may decrease demand for the products and services that we sell over the Internet. The U.S. Congress passed legislation in 1998 creating a three-year moratorium on the ability of states to impose any new multiple or discriminatory taxes on Internet-based transactions. This moratorium will expire in October 2001. Failure by Congress to renew this legislation and the subsequent imposition of new multiple or discriminatory state taxes on Internet-based transactions could adversely affect our future operating results which could result in a decline in our stock price. In addition, there are various initiatives being considered by Congress that would eliminate barriers that now prevent states from imposing their existing sales and use taxes on out-of-state, Internet-based sellers. If passed, an initiative of this kind cound adversely affect our future operating results which could result in a decline in our stock price.

WE MAY BE UNABLE TO OBTAIN A U.S. TRADEMARK REGISTRATION FOR OUR BRAND OR TO PROTECT OUR OTHER PROPRIETARY INTELLECTUAL PROPERTY RIGHTS.

      FAILURE TO OBTAIN A U.S. TRADEMARK REGISTRATION OF THE SERVICE MARK WWW.HOTJOBS.COM COULD DISRUPT OUR PROMOTION OF THE HOTJOBS BRAND. If we are unable to secure the nationwide rights to the exclusive use of the WWW.HOTJOBS.COM mark and related marks, a key element of our strategy of promoting "HotJobs" as a global brand could be disrupted. Our success depends to a significant degree upon the protection of our brands and their value, particularly the "HotJobs" brand name. We are also susceptible to others imitating our brands, particularly "HotJobs". Our application to obtain a U.S. service mark registration of WWW.HOTJOBS.COM was approved by the PTO and published for possible opposition by third parties on April 18, 2000. An opposition was filed by a third party against the application but was dismissed by the Trademark Trial and Appeal Board with prejudice in July 2001. In May 1998, a pending trademark applicant, who has since abandoned its application, made claims regarding prior use and ownership of "hotjobs" as a trademark. Adverse outcomes to this or similar claims or any related litigation, should it occur, could result in us being limited or prohibited from further use of the WWW.HOTJOBS.COM service mark and related marks in the future.

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

WE MAY BE LIABLE AS A RESULT OF INFORMATION RETRIEVED FROM OR TRANSMITTED OVER THE INTERNET.

We may be sued for defamation, civil rights infringement, negligence, copyright, patent or trademark infringement, personal injury, product liability or other legal claims relating to information that is published or made available on HotJobs.com and the other sites linked to it. These types of claims have been brought, sometimes successfully, against online services in the past. We could also be sued for the content that is accessible from HotJobs.com and through links to other Internet sites or through content and materials that may be posted by members in chat rooms, online communities and forums or on bulletin boards. In addition, clients use our hiring management software to evaluate and make decisions on the resumes of applicants. In the event that one of our clients was sued alleging employment discrimination, we could be named in that lawsuit. We have in the past offered e-mail services, which subject us to potential risks, such as liabilities or claims resulting from unsolicited e-mail or spamming, lost or misdirected messages, security breaches, illegal or fraudulent use of e-mail or interruptions or delays in e-mail service. Our insurance does not specifically provide for coverage of these types of claims and therefore may not adequately protect us against these types of claims. In addition, we could incur significant costs in investigating and defending such claims, even if we ultimately are not liable. If any of these events occur, our revenues could be materially adversely affected.

                                   OTHER RISKS

OUR STOCK PRICE MAY EXPERIENCE EXTREME PRICE AND VOLUME FLUCTUATIONS.

The stock market in general and the market prices of shares in technology companies, particularly those such as ours that offer Internet-based products and services, have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. The closing market price of our common stock has fluctuated significantly, from $3.09 to $20.00 in the twelve months ending June 30, 2001, and could continue to be highly volatile and subject to wide fluctuations in response to many factors, some of which are largely beyond our control. These factors include:

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

Our stock price may also experience fluctuations due to approximately $1.7 million in non-cash deferred compensation as of June 30, 2001 that we expect to amortize through August 2003 and $29.7 million of goodwill as of June 30, 2001 that we expect to partially amortize through December 2001.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      INTEREST RATE RISK. We are exposed to changes in interest rates primarily due to our investment in short-term marketable securities, which are comprised of Dutch Auction Rate Securities with longer term maturities that generally reset at par every 35 days and may include municipal obligations, money market preferred stock and taxable debt. These investments are classified as available for sale securities and, therefore, any changes in the market's interest rates effect the value of the investment and such change in value is recorded as unrealized gains and losses. Due to the short-term maturities of our cash equivalents and marketable securities portfolio at June 30, 2001, we have not entered into any financial instruments to manage or reduce the impact of changes in interest rates. Our interest risk, based on a hypothetical increase in interest rates of 100 basis points for the financial instruments included in our portfolio, would be a decrease of approximately $116,000 in the value of our portfolio.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) The following exhibits are filed as part of this report:


         NUMBER                                                     DESCRIPTION
      --------------         --------------------------------------------------------------------------------------------------
            3.1*             Amended and Restated Certificate of Incorporation.
            3.2*             Amended and Restated Bylaws.
            4.1*             Specimen Common Stock Certificate.
            4.2              Please see Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and  Bylaws.
           10.1              Letter Agreement, dated May 16, 2001, between HotJobs and Richard Johnson.
           10.2              Amendment to Employment  Agreement,  dated June 27, 2001,  between  HotJobs and Dimitri Boylan.
           10.3              Amendment to  Employment  Agreement,  dated June 27, 2001,  between  HotJobs and Lowell Robinson.
           10.4**            Agreement and Plan of Merger, dated as of June 29, 2001, among TMP Worldwide
                             Inc., TMP Tower Corp. and HotJobs.

      * Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-80367), as amended.
      ** Incorporated by reference to our Report on Form 8-K/A dated June 29, 2001 and filed July 2, 2001.

      (b)   Reports on Form 8-K

            Report on Form 8-K dated June 29, 2001 and filed June 29, 2001, for the purpose of filing under Item 5 - Other Events, a press release setting forth information regarding the announcement that TMP WorldWide, Inc., TMP Tower Corp. and HotJobs entered into a definitive agreement and plan of merger.

            Report on Form 8-K/A dated June 29, 2001 and filed July 2, 2001, for the purpose of filing under Item 5 - Other Events, the Agreement and Plan of Merger, dated as of June 29, 2001, among TMP Worldwide, Inc., TMP Tower Corp. and HotJobs.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           HOTJOBS.COM, LTD.
                                           (REGISTRANT)


DATED:  August 14, 2001                BY: /s/ Lowell W. Robinson
                                          -----------------------
                                               Lowell W. Robinson
                                               Chief Financial Officer
                                               (Duly Authorized Officer and
                                               Principal Accounting Officer)