Form 10-Q/A
period 2001-06-30
HOTJOBS COM LTD
filed 2001-08-23
CIK 1087728

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-Q/A

                                (AMENDMENT NO. 1)

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED JUNE 30, 2001

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

Explanatory Note:

         This Form 10-Q/A is being filed for the purpose of amending Part II,
Item 4, "Submission of Matters to a Vote of Security Holders" of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, which was filed by HotJobs.com, Ltd., a Delaware corporation, on August 14, 2001. The sole purpose of this amendment is to report the results of the items voted upon at the May 23, 2001 Annual Meeting of Shareholders, which was inadvertently omitted from the aforementioned Form 10-Q. Effective upon filing, Part II, Item 4, "Submission of Matters to a Vote of Security Holders" of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 is hereby amended and restated in its entirety to read as follows:

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


We held our 2001 Annual Meeting of Stockholders on May 23, 2001. At that meeting, the stockholders approved the following proposals: (i) to elect John A. Hawkins and Robert H. McNabb as Class II directors to serve on the Board of Directors until the 2004 Annual Meeting of Stockholders or until their respective successors shall have been duly elected and qualified and (ii) to ratify the selection of KPMG LLP as HotJobs' independent auditors for the fiscal year ending December 31, 2001.

There were 22,344,662 votes cast for and 1,882,171 votes withheld in connection with the election of John A. Hawkins and 23,964,312 votes cast for and 262,521 votes withheld in connection with the election of Robert H. McNabb, each as Class II Directors. The term of office of each other director whose term of office continued after the meeting is as follows: the term of office of each of Messrs. Richard S. Johnson, Dimitri J. Boylan and Philip Guarascio expires at the 2002 Annual Meeting of Stockholders or until their respective successors shall have been duly elected and qualified and the term of office of each of Messrs. John G. Murray and Kevin P. Ryan expires at the 2003 Annual Meeting of Stockholders or until their respective successors shall have been duly elected and qualified. There were 24,139,557 votes cast for, 85,709 votes cast against and 1,567 abstentions in connection with the ratification of the selection of KPMG LLP as HotJobs' independent auditors for the fiscal year ending December 31, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           HOTJOBS.COM, LTD.
                                           (REGISTRANT)

DATED:  August 23, 2001               BY:  /s/ Lowell W. Robinson
                                           ---------------------------------
                                               Lowell W. Robinson
                                               Chief Financial Officer
                                               (Duly Authorized Officer and
                                               Principal Accounting Officer)