Form 10-Q
period 2001-09-30
HOTJOBS COM LTD
filed 2001-11-14
CIK 1087728

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

                     FOR THE PERIOD ENDED SEPTEMBER 30, 2001
                                       OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of October 31, 2001, there were 38,658,899 shares of the registrant's common stock outstanding.

================================================================================

                                HOTJOBS.COM, LTD.
                                TABLE OF CONTENTS

                                                                                     PAGE NUMBER
                                                                                     -----------

PART I.   FINANCIAL INFORMATION

      Item 1. Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of September 30, 2001
                   (Unaudited) and December 31, 2000.....................................  1

                  Unaudited Condensed Consolidated Statements of Operations for the
                   Three and Nine Months Ended September 30, 2001 and 2000...............  2

                  Unaudited Condensed Consolidated Statements of Cash Flows for the
                   Nine Months Ended September 30, 2001 and 2000.........................  3

                  Notes to Unaudited Condensed Consolidated Financial Statements.........  5

      Item 2. Management's Discussion and Analysis of Financial Condition and
                   Results of Operations................................................. 11

      Item 3. Quantitative and Qualitative Disclosures About Market Risk................  32

PART II. OTHER INFORMATION

      Item 1. Legal Proceedings.......................................................... 33

      Item 6. Exhibits and Reports on Form 8-K........................................... 33

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                HOTJOBS.COM, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               SEPTEMBER 30,     DECEMBER 31,
                                                                                   2001             2000
                                                                               -------------    -------------
                                                                                (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents ...............................................  $  27,293,253    $  50,848,905
    Marketable securities ...................................................     51,707,720       48,248,750
    Accounts receivable, net ................................................     17,942,644       22,202,430
    Prepaid expenses and other current assets ...............................      8,465,003        7,019,347
                                                                               -------------    -------------
           TOTAL CURRENT ASSETS .............................................    105,408,620      128,319,432
Property and equipment, net .................................................     27,371,340       24,469,855
Goodwill, net ...............................................................     25,748,772       37,735,269
Other assets ................................................................        199,703          211,328
                                                                               -------------    -------------
           TOTAL ASSETS .....................................................  $ 158,728,435    $ 190,735,884
                                                                               =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Line of credit ..........................................................  $     333,333    $     333,333
    Accounts payable and accrued expenses ...................................     21,101,156       32,162,821
    Deferred revenue - current portion ......................................     12,423,428       15,755,917
    Other current liabilities ...............................................      2,877,794        4,003,741
    Notes payable - current portion .........................................             --           28,077
    Current installments of obligations under capital leases ................         72,992          193,799
                                                                               -------------    -------------
           TOTAL CURRENT LIABILITIES ........................................     36,808,703       52,477,688
Line of credit, excluding current portion ...................................        166,667          416,667
Deferred revenue, excluding current portion .................................        803,258        1,114,014
Obligations under capital leases, excluding current installments ............             --           22,796
                                                                               -------------    -------------
           TOTAL LIABILITIES ................................................     37,778,628       54,031,165

Stockholders' equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2001 and December 31,
    2000, respectively ......................................................             --               --
Common stock, $0.01 par value, 100,000,000 shares authorized;
    38,646,574 and 36,786,865 shares issued and outstanding at
    September 30, 2001 and December 31, 2000, respectively ..................        386,466          367,869
Deferred compensation .......................................................     (1,196,620)      (3,649,919)
Additional paid-in capital ..................................................    226,536,442      223,527,846
Accumulated deficit .........................................................   (104,752,650)     (83,549,677)
Accumulated other comprehensive (loss) gain .................................        (23,831)           8,600
                                                                               -------------    -------------
          TOTAL STOCKHOLDERS' EQUITY ........................................    120,949,807      136,704,719
                                                                               -------------    -------------
Commitments and contingencies ...............................................
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........................  $ 158,728,435    $ 190,735,884
                                                                               =============    =============

           See accompanying notes to unaudited condensed consolidated financial statements.

                                HOTJOBS.COM, LTD.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                                                             --------------------------  --------------------------
                                                                                 2001          2000          2001          2000
                                                                             ------------  ------------  ------------  ------------
Revenues:
   e- Recruitment .......................................................... $ 22,012,473  $ 21,682,374  $ 74,225,146  $ 49,846,626
   Software ................................................................    4,786,970     4,552,730    15,289,690     8,382,918
   Career expos ............................................................           --     1,394,331     1,101,539     4,026,193
   Other ...................................................................      702,916     1,185,509     1,938,662     2,788,856
                                                                             ------------  ------------  ------------  ------------
          Total revenues ...................................................   27,502,359    28,814,944    92,555,037    65,044,593

Cost of revenues, excludes non-cash compensation included below of $5,053 for both the three months ended September 30, 2001 and 2000 and $15,159 and $16,364 for the nine months ended September 30, 2001 and 2000,
  respectively .............................................................    4,522,138     7,387,962    17,984,104    14,916,188
                                                                             ------------  ------------  ------------  ------------
          Gross profit .....................................................   22,980,221    21,426,982    74,570,933    50,128,405

Operating expenses:
    Product development, excludes non-cash compensation included below of
      $1,444 and $61,720 for the three months ended September 30, 2001 and
      2000, respectively, and $93,483 and $185,161 for the nine months ended
      September 30, 2001 and 2000, respectively ............................    1,926,807     3,756,088     7,811,695     7,614,877
    Sales and marketing, excludes non-cash compensation
      included below of $47,284 and $48,005 for the three months ended
      September 30, 2001 and 2000, respectively, and $141,852 and $144,015
      for the nine months ended September 30, 2001 and 2000, respectively ..   13,425,692    21,067,943    51,721,814    61,226,615
    General and administrative, excludes non-cash
      compensation included below of $174,009, and $366,601 for the three months ended September 30, 2001 and 2000, respectively, and $668,124 and $1,032,857 for the nine months ended September 30, 2001 and 2000,
      respectively .........................................................    7,604,352     6,024,256    21,683,446    14,156,705
   Non-cash compensation ...................................................      227,790       481,379       918,618     1,378,397
   Amortization of goodwill ................................................    3,995,499     4,038,260    11,986,497     6,138,862
   Restructuring charges ...................................................           --            --     3,268,214            --
   Merger costs ............................................................      546,280            --     1,331,280            --
                                                                             ------------  ------------  ------------  ------------
          Total operating expenses ......................................... $ 27,726,420  $ 35,367,926  $ 98,721,564  $ 90,515,456
                                                                             ------------  ------------  ------------  ------------
          Loss from operations .............................................   (4,746,199)  (13,940,944)  (24,150,631)  (40,387,051)
Other income (expense) .....................................................      776,100     1,826,128     2,947,658     5,478,792
                                                                             ------------  ------------  ------------  ------------
          Net loss ......................................................... $ (3,970,099) $(12,114,816) $(21,202,973) $(34,908,259)
                                                                             ============  ============  ============  ============

Basic and diluted net loss per common share ................................ $      (0.10) $      (0.33) $      (0.56) $      (1.03)
                                                                             ============  ============  ============  ============

Weighted average shares outstanding
   used in basic and diluted net loss per
   common share calculation ................................................   38,376,712    36,289,591    37,623,786    33,986,438
                                                                             ============  ============  ============  ============

           See accompanying notes to unaudited condensed consolidated financial statements.

                                HOTJOBS.COM, LTD.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                                ------------------------------
                                                                                    2001             2000
                                                                                -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss .................................................................   $ (21,202,973)   $ (34,908,259)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization .........................................      19,725,517        9,408,642
      Provision for doubtful accounts .......................................       7,718,905        2,622,318
      Non-cash compensation .................................................         918,618        1,378,397
      Loss on disposal of fixed assets ......................................          48,363               --
      Changes in operating assets and liabilities, net of effect of acquisition:
        Accounts receivable .................................................      (3,494,905)     (12,666,649)
        Prepaid expenses and other current assets ...........................      (1,455,379)      (1,537,415)
        Accounts payable and accrued expenses ...............................     (11,030,608)      14,523,883
        Deferred revenue ....................................................      (3,681,225)       5,128,781
        Other ...............................................................        (308,258)         701,847
                                                                                -------------    -------------
            NET CASH USED IN OPERATING ACTIVITIES ...........................     (12,761,945)     (15,348,455)
                                                                                -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures .....................................................     (10,670,028)     (17,561,834)
   Purchase of marketable securities ........................................    (132,569,127)    (234,165,222)
   Sale of marketable securities ............................................     129,180,000      246,475,000
   Restricted cash ..........................................................              --       (1,800,000)
   Proceeds from disposal of fixed assets ...................................          23,243               --
   Purchase of trademark ....................................................              --          (34,898)
   Cash acquired on acquisition, net of cash paid ...........................              --          663,971
   Note receivable ..........................................................              --         (400,000)
                                                                                -------------    -------------
            NET CASH USED IN INVESTING ACTIVITIES ...........................     (14,035,912)      (6,822,983)
                                                                                -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of stock for the Employee Stock Purchase Plan .....       1,009,817          880,185
   Payment of note payable ..................................................         (28,077)        (214,837)
   Proceeds from line of credit .............................................              --          334,828
   Repayment of line of credit ..............................................        (250,000)        (166,667)
   Proceeds from exercise of options ........................................       2,709,868          635,659
   Principal payments under capital lease obligations .......................        (143,603)        (153,354)
                                                                                -------------    -------------
            NET CASH PROVIDED BY FINANCING ACTIVITIES .......................       3,298,005        1,315,814
                                                                                -------------    -------------
EFFECT OF FOREIGN EXCHANGE RATES ON CASH ....................................         (55,800)         (19,637)
                                                                                -------------    -------------
            NET DECREASE IN CASH AND CASH EQUIVALENTS .......................     (23,555,652)     (20,875,261)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ............................      50,848,905       88,372,658
                                                                                -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................................   $  27,293,253    $  67,497,397
                                                                                =============    =============

                                HOTJOBS.COM, LTD.
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                 -------------------------------
                                                                        2001            2000
                                                                 ----------------   ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid ............................................      $   54,017      $    112,612
NON-CASH TRANSACTIONS:
   Barter transaction ........................................      $       --      $     25,000
   Stock issued for purchase of trademark ....................      $       --      $     12,562
   Issuance of common stock and assumption of Resumix
      outstanding options in exchange for the capital stock of
      Resumix, net of cash received and paid .................      $       --      $ 48,013,799

           See accompanying notes to unaudited condensed consolidated financial statements.

                                HOTJOBS.COM, LTD.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1) DESCRIPTION OF BUSINESSS

   HotJobs.com, Ltd. ("HotJobs") is a leading provider of comprehensive recruiting solutions for employers, staffing firms and job seekers. HotJobs' solutions include HotJobs.com, its popular consumer job board; AgencyExchange, a business-to-business exchange for staffing firms; applicant tracking software; HotJobs Career Expos; and online advertising. HotJobs.com allows, for a fee, member employers access to a database of job seekers and a back-end system that provides them with the tools to post, track and manage job openings. HotJobs.com also allows job seekers to identify, research, evaluate and apply to job opportunities from employers, staffing firms or both, while enabling them to restrict access to their resumes.

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

2) BASIS OF PRESENTATION

    The unaudited interim condensed consolidated financial statements of HotJobs as of September 30, 2001 and for the three months and nine months ended September 30, 2001 and 2000, included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

    In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of HotJobs at September 30, 2001 and the results of its operations for the three and nine months ended September 30, 2001 and 2000 and its cash flows for the nine months ended September 30, 2001 and 2000.

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

3) DEFINITIVE MERGER AGREEMENT

    On June 29, 2001, HotJobs entered into an agreement to merge with TMP, the parent company of Monster.com. Under the terms of the agreement, each share of HotJobs common stock outstanding will be exchanged for 0.2195 shares of TMP common stock. In addition, outstanding HotJobs options will be converted into TMP options.

    HotJobs expects the transaction to close either in the fourth quarter of 2001 or the first quarter of 2002. The Boards of Directors of both companies have approved the transaction, which is expected to be tax-free to the shareholders of both companies. The merger is subject to the approval of HotJobs' shareholders, regulatory approval and other customary closing conditions.

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

    The following unaudited pro forma financial information for the nine months ended September 30, 2001 and 2000 presents the combined results of operations of HotJobs and Resumix as if the acquisition had occurred as of the beginning of the respective periods, after giving effect to certain adjustments, including the amortization of goodwill. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had HotJobs and Resumix each constituted a single entity during such periods.


                    UNAUDITED PRO FORMA FINANCIAL INFORMATION
                    -----------------------------------------
                     (In Millions Except Per Share Amounts)


                                                               NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                           ---------------------------
                                                              2001             2000
                                                           -----------     -----------

Revenues...................................................   $ 92.6          $ 71.9
                                                              ======          ======

Net loss...................................................   $(21.2)         $(44.6)
                                                              ======          ======

Basic and diluted net loss per common share................   $ (0.56)        $ (1.25)
                                                              =======         =======

Weighted average shares outstanding used in
basic and diluted net loss per common share................     37.6            35.7
                                                                ====            ====

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

    HotJobs is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, which it expects to account for using the pooling-of-interests method, and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset that is acquired in a purchase business combination completed after September 30, 2001 and determined to have an indefinite useful life will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized in accordance with the guidelines in effect prior to the adoption of Statement 142.

    Upon adoption of Statement 142, Statement 141 will require that HotJobs evaluate its existing goodwill that was acquired in a prior purchase business combination and make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, HotJobs will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, HotJobs will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

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

    As of the date of adoption, HotJobs expects to have unamortized goodwill in the amount of approximately $21.8 million which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was approximately $10.2 million and approximately $12.0 million for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on HotJobs' financial statements at the date of this Report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

6)  BUSINESS SEGMENT REPORTING

    Effective July 1, 2001, HotJobs changed the composition of its reportable segments. Prior to July 1, 2001, HotJobs was organized as a single business segment for making operating decisions and assessing performance. Beginning July 1, 2001, HotJobs is reporting two segments, namely, e-Recruitment and Software. Segment information is only available for periods, which commenced January 1, 2001, as systems were not in place prior to January 1, 2001 to capture this information. The All Other category primarily includes revenues from banner advertising and career expos and the expenses associated with providing these services, as well as corporate overhead expenses, restructuring charges, and non-cash compensation expense.

                               SEGMENT INFORMATION
                               -------------------
                                  (In Millions)


                                                  For The Three Months Ended September 30, 2001
                                   --------------------------------------------------------------------------
                                     e-RECRUITMENT           SOFTWARE            ALL OTHER           TOTAL

      Revenues                       $        22.0           $    4.8            $     0.7           $   27.5
                                     =============           ========            =========           ========

      Operating Income (Loss)        $         4.0          $    (3.2)(a)        $    (5.5)          $   (4.7)
                                     =============           ========            =========

      Other Income (Expense)                                                                              0.7
                                                                                                     --------

      Net Loss                                                                                       $   (4.0)
                                                                                                     ========

                                                     For The Nine Months Ended September 30, 2001
                                   --------------------------------------------------------------------------
                                     e-RECRUITMENT           SOFTWARE            ALL OTHER           TOTAL

      Revenues                       $        74.2           $   15.3            $     3.1           $   92.6
                                     =============           ========            =========           ========

      Operating Income (Loss)        $        10.9          $   (11.1)(a)        $   (23.9)          $  (24.1)
                                     =============           ========            =========

      Other Income (Expense)                                                                              2.9
                                                                                                     --------

      Net Loss                                                                                       $  (21.2)
                                                                                                     ========

                                                                As of September 30, 2001
                                   --------------------------------------------------------------------------
                                     e-RECRUITMENT           SOFTWARE            ALL OTHER           TOTAL

      Total Assets                   $        52.0           $   31.1(a)         $    75.6(b)        $  158.7
                                     =============           ========            =========           ========

(a) Includes amortization of goodwill of $4.0 and $12.0 for the three and nine months ended September 30, 2001, respectively, and a goodwill balance of $25.7 as of September 30, 2001.

(b) Includes corporate cash, cash equivalents and marketable securities of $74.3.

7)  NON-CASH COMPENSATION

    In connection with the granting of options in 1999, HotJobs recorded net deferred compensation of approximately $7.5 million. For financial reporting purposes, the deferred compensation is being amortized as non-cash compensation over the vesting period of the related options. Accordingly, HotJobs amortized $227,790 and $481,379 of deferred compensation as non-cash compensation for the three month periods ended September 30, 2001 and 2000, respectively, and $918,618 and $1,378,397 for the nine month periods ended September 30, 2001 and 2000, respectively. The deferred compensation remaining at September 30, 2001 of approximately $1.2 million will be amortized as non-cash compensation as the related options vest.

8)  RESTRUCTURING CHARGES

    In the nine months ended September 30, 2001, HotJobs recorded charges of $3,268,214 relating to the restructuring of its operations. The charges consisted of $2,936,214 associated with a reduction in HotJobs' workforce, which included approximately $842,000 of non-cash compensation expense related to the acceleration of the vesting of options of certain terminated employees, and $332,000 associated with the closing of certain offices. As of September 30, 2001, substantially all of these charges have been incurred.

9)  EMPLOYEE STOCK PURCHASE PLAN

    Under the HotJobs Employee Stock Purchase Plan (the "ESPP"), which became effective on August 10, 1999, participating employees could purchase shares of HotJobs common stock through periodic payroll deductions at 85% of its fair market value on the employee's entry date into the offering period or the end of an offering period, whichever was lower. The ESPP is designed to comply with the requirements of Section 423 of the Internal Revenue Code.

    The plan has a series of successive offering periods, each with a maximum duration of 24 months. The initial offering period began on August 10, 1999 and ended on the last business day in July 2001. As a result of the agreement to merge with TMP, a new purchase period did not begin after the July 31, 2001 purchase date. The maximum number of shares of HotJobs common stock available for sale under the ESPP is 250,000 shares, plus an automatic annual increase on the first trading day of each calendar year of the lesser of 500,000 shares, or an amount equal to one percent (1%) of the total number of shares of common stock outstanding on the last trading day of the immediately preceding calendar year.

    On January 31, 2000, the first purchase date under the plan, employees purchased 58,718 shares of HotJobs common stock for $399,282, or $6.80 per share. On July 31, 2000, employees purchased 62,434 shares of HotJobs common stock for $480,903, or an average of $7.70 per share. On January 31, 2001, employees purchased 62,138 shares of HotJobs common stock for $518,698, or an average of $8.35 per share. On July 31, 2001, employees purchased an aggregate of 62,418 shares of HotJobs common stock for $491,119, or an average of $7.87 per share.

10)  COMMITMENTS AND CONTINGENCIES

     In January 2001, HotJobs entered into a five-year lease agreement in Coral Gables, Florida with total minimum lease payments of $791,560. In March 2001, HotJobs entered into a five-year lease agreement in Washington, D.C. with total minimum lease payments of $880,034. As of September 30, 2001, HotJobs has approximately $16.0 million of office lease commitments.

     As of September 30, 2001, HotJobs has commitments of approximately $7.7 million for various advertising campaigns through January 2003, including broadcasting, print, online and outdoor advertising.

11)  BASIC AND DILUTED NET LOSS PER COMMON SHARE

     HotJobs computes net loss per share in accordance with SFAS No. 128, "COMPUTATION OF EARNINGS PER SHARE," and the SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. As HotJobs had a net loss in each of the periods presented, basic and diluted net loss per share is the same. Diluted net loss per share for the three and nine months ended September 30, 2001 and 2000 does not include the effects of options to purchase shares of common stock, as the effect of their inclusion is anti-dilutive during each period.

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

HotJobs is a leading provider of comprehensive recruiting solutions for employers, staffing firms and job seekers. Our solutions include HotJobs.com, our popular consumer job board; AgencyExchange, a business-to-business exchange for staffing firms; applicant tracking software; HotJobs Career Expos; and online advertising. The majority of our revenues are derived from employer memberships to HotJobs.com.

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

o SOFTWARE FEES, consisting mainly of license, maintenance and hosting fees generated from our software customers. We recognize software license fees for our client/server software upon the delivery of the software, and we recognize license fees for our hosted ASP software ratably over the four-year estimated useful life of the software, in accordance with Statements of Position 97-2 and 98-9 issued by the American Institute of Certified Public Accountants and Staff Accounting Bulletin No. 101 issued by the SEC. We provide maintenance and hosting services to our customers on a monthly basis, and we recognize revenues over the period of delivery of service.

o CAREER EXPOS FEES, consisting of fees from employers that rent booths at, and purchase sponsorships of, our HotJobs Career Expos. We recognize HotJobs Career Expos fees in the month in which the HotJobs Career Expo takes place.

o OTHER, consisting of fees primarily derived from banner and co-operative advertising. We recognize revenues related to these services over the period of delivery of service. In addition, prior to its discontinuation, the strategic consulting business was formerly included in this category.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our results of operations expressed as a percentage of total revenues:

                                                                    THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                       SEPTEMBER 30,        SEPTEMBER 30,
                                                                       -------------        -------------
                                                                       2001     2000        2001     2000
                                                                       ----     ----        ----     ----
Revenues:
   e-Recruitment fees ..............................................     80%      75%         80%      77%
   Software fees ...................................................     17       16          17       13
   Career expo fees ................................................     --        5           1        6
   Other ...........................................................      3        4           2        4
                                                                       ----     ----        ----     ----
      Total revenues ...............................................    100      100         100      100
   Cost of revenues ................................................     16       26          19       23
                                                                       ----     ----        ----     ----
      Gross profit .................................................     84       74          81       77

Operating expenses:
   Product development .............................................      7       13           9       12
   Sales and marketing .............................................     49       73          56       94
   General and administrative ......................................     28       21          23       22
   Non-cash compensation ...........................................      1        2           1        2
   Amortization of goodwill ........................................     14       14          13        9
   Restructuring charges ...........................................     --       --           4       --
   Merger costs ....................................................      2       --           1       --
                                                                       ----     ----        ----     ----
     Total operating expenses ......................................    101      123         107      139
                                                                       ----     ----        ----     ----
          Loss from operations .....................................    (17)     (49)        (26)     (62)
Other income (expense) .............................................      3        7           3        8
                                                                       ----     ----        ----     ----
               Net loss ............................................    (14)%    (42)%       (23)%    (54)%
                                                                       ====     ====        ====     ====

We have incurred losses in every fiscal period since our inception. For the nine months ended September 30, 2001, we incurred a net loss of approximately $21.2 million. As of September 30, 2001, we had an accumulated deficit of approximately $104.8 million. Our net loss and resulting accumulated deficit are primarily due to the costs we incurred to develop our online employment exchanges and software products as well as to expand our sales and marketing programs, and the amortization of goodwill relating to the acquisition of Resumix.

We intend to devote resources to advertising and brand-marketing programs designed to attract new employers to subscribe to, and new job seekers to use, HotJobs.com, as well as to attract staffing firms to subscribe to AgencyExchange. As of September 30, 2001, we had commitments of approximately $7.7 million for various advertising campaigns through January 2003. These commitments include broadcasting, print, online and outdoor advertising.

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

DEFERRED COMPENSATION

We amortized approximately $228,000 and approximately $481,000 for the three months ended September 30, 2001 and 2000, respectively, and approximately $919,000 and approximately $1.4 million for the nine months ended September 30, 2001 and 2000, respectively, of deferred compensation as non-cash compensation expense. For the nine months ended September 30, 2001, we recorded approximately $842,000 of deferred compensation as restructuring charges as a result of the acceleration of the vesting of options of certain terminated employees. Deferred compensation and additional paid-in-capital were both reduced by approximately $692,000 and approximately $46,000 for the nine months ended September 30, 2001 and 2000, respectively, as a result of the forfeitures of options due to employees leaving HotJobs prior to vesting in all of their options. Deferred compensation represents the difference between the exercise price of stock options granted and the fair value of the underlying common stock at the date of grant. The remaining deferred compensation at September 30, 2001 of approximately $1.2 million will be amortized over the remaining vesting period of the options. Based on the current remaining vesting period of outstanding options, the remaining deferred compensation would be amortized as follows:

FOR THE PERIOD:

         October through December 2001........................        $227,000
         Full Year 2002.......................................        $714,000
         Full Year 2003.......................................        $256,000


         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

REVENUES

Our total revenues decreased to approximately $27.5 million for the three months ended September 30, 2001 from approximately $28.8 million for the three months ended September 30, 2000. Our total revenues increased to approximately $92.6 million for the nine months ended September 30, 2001, from approximately $65.0 million for the nine months ended September 30, 2000. The decrease in our total revenues for the three months ended September 30, 2001 versus the three months ended September 30, 2000 was primarily due to the absence of revenues from career expos in the three months ended September 30, 2001. The increase in our total revenues for the nine months ended September 30, 2001 versus the nine months ended September 30, 2000 was due to increased revenues in the e-Recruitment and software categories, which was partially offset by a decrease in career expos revenues and other revenues.

e-RECRUITMENT FEES. e-Recruitment fees increased to approximately $22.0 million for the three months ended September 30, 2001, from approximately $21.7 million for the three months ended September 30, 2000, and to approximately $74.2 million for the nine months ended September 30, 2001, from approximately $49.8 million for the nine months ended September 30, 2000. The increase in e-Recruitment fees for the three months ended September 30, 2001 versus the three months ended September 30, 2000 resulted primarily from the introduction of AgencyExchange in 2001, which was partially offset by fewer single ad postings. The increase in e-Recruitment fees for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2001 resulted primarily from an increase in the number of employers subscribing to HotJobs.com during the period, as well as the introduction of AgencyExchange in 2001, which was partially offset by fewer single ad postings.

SOFTWARE FEES. Software fees increased to approximately $4.8 million for the three months ended September 30, 2001, from approximately $4.6 million for the three months ended September 30, 2000, and to approximately $15.3 million for the nine months ended September 30, 2001, from approximately $8.4 million for the nine months ended September 30, 2000. The increase in software fees for both periods resulted primarily from the increased revenue generated by Resumix. The nine months ended September 30, 2001 included Resumix revenues for the entire period presented, whereas the nine months ended September 30, 2000 only included Resumix revenues from May 11, 2000, the date we acquired Resumix.

CAREER EXPOS FEES. We recorded no revenues from career expos for the three months ended September 30, 2001, as compared to recorded revenues of approximately $1.4 million for the three months ended September 30, 2000, and recorded revenues from career expos decreased to approximately $1.1 million for the nine months ended September 30, 2001, from approximately $4.0 million for the nine months ended September 30, 2000. No career expos revenues were recorded in the three months ended September 30, 2001, as career expos were suspended during the quarter for the remainder of the year due to the current economic climate. The decrease in career expos fees for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 also resulted from a decrease in the number of exhibitors at HotJobs Career Expos held in the 2001 versus 2000.

OTHER. Other revenues decreased to approximately $703,000 for the three months ended September 30, 2001, from approximately $1.2 million for the three months ended September 30, 2000, and to approximately $1.9 million for the nine months ended September 30, 2001, from approximately $2.8 million for the nine months ended September 30, 2000. Other revenues decreased primarily as a result of lower co-operative advertising revenues.

COST OF REVENUES

Cost of revenues decreased to approximately $4.5 million for the three months ended September 30, 2001, from approximately $7.4 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001, cost of revenues increased to approximately $18.0 million, from approximately $14.9 million for the nine months ended September 30, 2000. Cost of revenues as a percentage of total revenues for the three months ended September 30, 2001 and 2000 were 16% and 26%, respectively. For both the nine months ended September 30, 2001 and September 30, 2000, cost of revenues as a percentage of total revenues were 19% and 23%, respectively. The decrease in cost of revenues as a percentage of total revenues in the three and nine months ended September 30, 2001 compared to September 30, 2000 primarily resulted from the reclassification of costs related to account managers from cost of goods sold to sales and marketing, as well as the absence of cost of revenues for career expos in the three months ended September 30, 2001. The implementation, in the second quarter of 2001, of HotJobs' new customer relationship management system ("CRMS") in part provided HotJobs' account managers the tools to proactively sell to customers. Expenses relating to the account managers are now included in sales and marketing rather than cost of revenues as the account managers' functionality has shifted to a selling function with the implementation of CRMS. We incur higher marginal costs on revenues from career expos than with our other revenue categories. In addition, the nine months ended September 30, 2001 included the client/server software business for the entire period, whereas the nine months ended September 30, 2000 only included the client/server software business from May 11, 2000, the date we acquired Resumix. We incur higher marginal costs on revenues from our client/server software business than our e-Recruitment and other revenue categories.

OPERATING EXPENSES

PRODUCT DEVELOPMENT EXPENSE. Product development expense decreased to approximately $1.9 million for the three months ended September 30, 2001, from approximately $3.8 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001, product development expense was approximately $7.8 million, compared to approximately $7.6 million for the nine months ended September 30, 2000. The decrease in product development expense for the three months ended September 30, 2001 compared to the same period of 2000 primarily reflects a lower number of employees and the capitalization of costs related to certain products that have been developed and have reached technical feasibility but have yet to be marketed. The increase in product development expense for the nine months ended September 30, 2001 compared to the same period in 2000 primarily reflects the inclusion of client/server product development costs for all of the nine months ended September 30,

2001 while for the nine months ended September 30, 2000 costs were only included from May 11, 2000, the date we acquired Resumix.

SALES AND MARKETING EXPENSE. Sales and marketing expense decreased to approximately $13.4 million for the three months ended September 30, 2001, from approximately $21.1 million for the three months ended September 30, 2000. Sales and marketing expense decreased to approximately $51.7 million for the nine months ended September 30, 2001, from approximately $61.2 million for the nine months ended September 30, 2000. The decrease in sales and marketing expense in both periods was due to lower advertising spending that was partially offset by additional sales personnel and the reclassification, effective April 1, 2001, of costs related to account managers to sales and marketing from cost of revenues.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased to approximately $7.6 million for the three months ended September 30, 2001, from approximately $6.0 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001, general and administrative expense increased to approximately $21.7 million, from approximately $14.2 million for the nine months ended September 30, 2000. General and administrative expense increased in both periods primarily due to increased bad debt expense, which reflects in part the write off of certain aged receivables in the 2001 period, as well as increased facilities expenses as a result of new offices opened. In addition, the nine months ended September 30, 2001 included general and administrative expenses from Resumix for the entire period, whereas the nine months ended September 30, 2000 only included general and administrative expenses from Resumix from May 11, 2000, the date we acquired Resumix.

NON-CASH COMPENSATION EXPENSE. We recorded approximately $228,000 and $919,000 of non-cash compensation expense for the three and nine months ended September 30, 2001, respectively, compared to approximately $481,000 and $1.4 million for the three and nine months ended September 30, 2000, respectively. For accounting purposes, non-cash compensation expense represents the amortization of a portion of the deferred compensation, net of options forfeited, recorded in 1999 in connection with stock options granted below the fair value of the underlying common stock at the date of grant. Deferred compensation is amortized over the period during which the related options vest. The deferred compensation of approximately $1.2 million remaining at September 30, 2001 will be amortized over the remaining vesting period of the related options.

AMORTIZATION OF GOODWILL. The amortization of goodwill of approximately $4.0 million for each of the three months ended September 30, 2001 and 2000, and approximately $12.0 million and $6.1 million for the nine months ended September 30, 2001 and 2000, respectively, represents the amortization of the goodwill related to the Resumix acquisition. The total goodwill of approximately $47.9 million, which resulted from the acquisition of Resumix, is being amortized on a straight-line basis over three years.

RESTRUCTURING CHARGES. We recorded restructuring charges of approximately $3.3 million for the nine months ended September 30, 2001 for costs related to a reduction in our workforce, which included approximately $842,000 of non-cash compensation relating to the acceleration of the vesting of options of certain terminated employees, and the closing of certain offices.

MERGER COSTS. We incurred merger costs of approximately $546,000 and approximately $1.3 million for the three months and the nine months ended September 30, 2001, respectively, relating to our announced merger with TMP. The costs incurred were for financial advisors, lawyers, accountants and a six-year tail on our directors and officers insurance policy.

OTHER INCOME (EXPENSE)

For the three months ended September 30, 2001, we recorded other income (expense) of approximately $776,000, compared to approximately $1.8 million for the three months ended September 30, 2000. Other income (expense) was approximately $2.9 million for the nine months ended September 30, 2001, compared to approximately $5.5 million for the nine months ended September 30, 2000. Other income (expense) in both the three and nine months ended September 30, 2001 and September 30, 2000 primarily reflects the interest income earned on the investment of our excess cash and marketable securities. Interest income decreased in both periods due to lower levels of excess cash and marketable securities and lower interest rates during each period.

NET LOSS

We recorded a net loss of approximately $4.0 million for the three months ended September 30, 2001, compared to a net loss of approximately $12.1 million for the three months ended September 30, 2000. For the three months ended September 30, 2001 and 2000, the basic and diluted net loss per common share was $0.10 and $0.33, respectively. For the nine months ended September 30, 2001 and 2000, the net loss was approximately $21.2 million and $34.9 million, respectively, or a basic and diluted net loss per common share of $0.56 and $1.03, respectively. The decrease in the net loss for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 was primarily attributable to lower advertising expenses. The decrease in the net loss for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 reflects increased revenues along with the lower advertising expenses, which were partially offset by increased bad debt expense that reflects, in part, the write off of certain aged receivables in the 2001 period.

LIQUIDITY AND CAPITAL RESOURCES

HotJobs believes that cash, cash equivalents and marketable securities on hand of approximately $79.0 million as of September 30, 2001 will be sufficient to meet our funding needs for at least the next twelve months.

Net cash used in operating activities was approximately $12.8 million for the nine months ended September 30, 2001, and approximately $15.3 million for the nine months ended September 30, 2000. Net cash used in operating activities for the nine months ended September 30, 2001 primarily resulted from our net loss, decreases in accounts payable and accrued expenses and deferred revenue, and an increase in accounts receivable, which were partially offset by depreciation and amortization and the provision for doubtful accounts. Net cash used in operating activities for the nine months ended September 30, 2000 mainly resulted from the net loss and an increase in accounts receivable, which were partially offset by increases in accounts payable and accrued expenses as well as deferred revenue, depreciation and amortization and the provision for doubtful accounts.

Net cash used in investing activities was approximately $14.0 million for the nine months ended September 30, 2001, compared to approximately $6.8 million for the nine months ended September 30, 2000. Net cash used in investing activities in the nine months ended September 30, 2001 was primarily for the purchase of marketable securities of approximately $132.6 million and for capital expenditures of approximately $10.7 million, which were partially offset by proceeds of approximately $129.2 million from the sale of marketable securities. For the nine months ended September 30, 2000, the net cash used in investing activities was mainly for the purchase of marketable securities of approximately $234.2 million and for capital expenditures of approximately $17.6 million, which were partially offset by the sale of marketable securities of approximately $246.5 million.

Net cash provided by financing activities was approximately $3.3 million for the nine months ended September 30, 2001, and approximately $1.3 million for the nine months ended September 30, 2000. Net cash provided by financing activities for the nine months ended September 30, 2001 consisted primarily of proceeds of approximately $2.7 million from the exercise of stock options and approximately $1.0 million from the issuance of stock under the Employee Stock Purchase Plan, which were partially offset by $250,000 of repayment of the line of credit. For the nine months ended September 30, 2000, net cash provided by financing activities resulted mainly from approximately $880,000 from the issuance of stock under the Employee Stock Purchase Plan, proceeds of approximately $636,000 from the exercise of stock options and proceeds of approximately $335,000 from the utilization of a line of credit, which were partially offset by the repayment of approximately $215,000 of a note payable and approximately $167,000 of a line of credit.

As of September 30, 2001, we had approximately $27.3 million of cash and cash equivalents and approximately $51.7 million of marketable securities. As of September 30, 2001, principal commitments consisted of approximately $7.7 million for various advertising campaigns through January 2003 and approximately $16.0 million of office lease commitments through December 2009. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months. Our capital requirements will depend on a number of factors, including market acceptance of our products and services, the amount of our resources that we devote to our products and services and our operations and the amount of our resources we devote to promoting awareness of the HotJobs brand. In addition, we will continue to evaluate possible investments in businesses, products and technologies, the consummation of any of which would increase our capital expenditures.

We have entered into a merger agreement with TMP, which we anticipate consummating during either the fourth quarter of 2001 or the first quarter of 2002. We currently believe that we have sufficient capital resources to meet our anticipated working capital and capital expenditure requirements on a standalone basis beyond the next 12 months. If we were to continue on a standalone basis, unanticipated events and opportunities could require us to sell additional equity or debt securities, increase our current line of credit or establish new credit facilities to raise capital in order to meet our capital requirements, most of which we cannot currently do without TMP's consent under the terms of the merger agreement. If we were to sell additional equity or convertible debt securities, the sale could dilute the ownership of our existing stockholders. If we were to issue debt securities, increase our credit facility or establish a new credit facility, our fixed obligations could increase and result in operating covenants that would restrict our operations. We cannot be sure that any such financing will be available at all or on terms acceptable to us.

OTHER EVENTS

On June 29, 2001, HotJobs entered into an agreement to merge with TMP, the parent company of Monster.com. Under the terms of the agreement, each share of HotJobs common stock outstanding will be exchanged for 0.2195 shares of TMP common stock. In addition, outstanding HotJobs options will be converted into TMP options. HotJobs expects the transaction to close in the fourth quarter of 2001 or the first quarter of 2002. The Boards of Directors of both companies have approved the transaction, which is expected to be tax-free to the shareholders of both companies. The merger is subject to the approval of HotJobs' shareholders, regulatory approval and other customary closing conditions. The transaction is being accounted for as a-pooling-of-interests under U.S. generally accepted accounting principles.

On August 13, 2001, TMP and HotJobs received a Request for Additional Information and Documentary Materials (a "Second Request") from the Federal Trade Commission ("FTC"). The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, applicable to the merger is tolled until both TMP and HotJobs substantially comply with the Second Request. Upon substantial compliance, TMP and HotJobs must observe a 30 calendar day (extended to the next business day if the 30th day falls on a weekend or federal holiday) waiting period before closing the transaction. The FTC cannot, without the parties' consent, extend the waiting period beyond the 30-day period. During this 30-day waiting period, the FTC can seek a temporary restraining order and preliminary injunction from a federal district court to prevent the consummation of the transaction. The FTC can also initiate an administrative hearing at the FTC seeking to permanently enjoin consummation of the transaction. The FTC may, in its discretion, grant early termination with respect to the Second Request or end the litigation process at any time and allow the parties to close.

On October 23, 2001, TMP filed a Registration Statement on Form S-4 with the Securities and Exchange Commission to register shares of TMP common stock to be issued in the proposed merger.

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

o    managing our operations, including the integration of acquisitions;

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

WE FACE TECHNICAL, OPERATIONAL AND STRATEGIC CHALLENGES THAT MAY PREVENT US FROM SUCCESSFULLY INTEGRATING RESUMIX AND HOTJOBS.

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

     o difficulty maintaining uniform standards, controls, procedure and policies;

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

WE HAVE NOT BEEN PROFITABLE, AND WE EXPECT OUR LOSSES TO CONTINUE.

We have never been profitable other than on a pro forma basis. For the nine months ended September 30, 2001, we incurred a net loss of approximately $21.2 million. As of September 30, 2001, we had an accumulated deficit of approximately $104.8 million. In connection with our acquisition of Resumix, the three-year amortization of related goodwill will be a charge to our operating results through December 2001 and subsequently will be periodically reviewed for impairment. We cannot assure you that we will achieve sufficient revenues to achieve or sustain profitability other than on a pro forma basis, if at all. Our ability to be profitable depends on our ability to generate and maintain greater revenues while incurring reasonable expenses. If our revenues fall below our expectations, or if our spending levels exceed our expectations or cannot be adjusted downward, we may not generate sufficient revenues to achieve or sustain profitability. We achieved profitability on a pro forma basis in the second and third quarters of 2001, but we cannot assure you that we can sustain this on a quarterly or annual basis in the future. Our inability to achieve or maintain profitability or positive cash flow could result in disappointing financial results, impede implementation of our growth strategy or cause the market price of our common stock to decrease.

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

You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. Factors that may affect our quarterly results include:

o mismatches between resource allocation and demand due to difficulties in predicting demand in new markets;

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

As a result of the factors listed above and because the online recruiting industry is new and it is difficult to predict consumer demand, it is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. This could cause our stock price to decline. If revenues fall below our expectations in any quarter and we are unable to quickly reduce our spending in response, our operating results would be lower than expected and our stock price could fall.

OUR BUSINESS MODEL IS UNPROVEN AND MAY NOT BE ADAPTABLE TO A CHANGING MARKET.

If we are not able to anticipate changes in the recruiting market or if our business model is not successful, we may not be able to expand our business or to successfully compete with other companies, which could have a material adverse effect on our business, results of operations and financial condition. Our current business model depends to a significant extent on revenue from employers and staffing firms using our online exchanges and hosting and maintenance fees associated with our hiring management software.

Our revenue model and profit potential are unproven. If current customers decide to discontinue any of our services and we are unable to replace them with new customers, our revenues could fall below our expectations. It is possible that we will be required to further adapt our business model in response to additional changes in the recruiting market or if our current business model is not successful.

THIS YEAR, WE MADE CHANGES WHICH MAY DECREASE THE NUMBER OF JOB OPPORTUNITIES AND MEMBER EMPLOYERS AND MAY RESULT IN DECREASED OR LESS PREDICTABLE REVENUE STREAMS.

In February 2001, we began to offer fixed price packages based on length of commitment and usage. Customers may purchase a package that allows them to post jobs on HotJobs.com, search the resume database, or both. It is possible that we will make additional pricing changes in the future. Because we made this change recently, we cannot fully assess the impact of the change on our ability to generate revenue or the success of the change. We do not know whether potential customers will accept our pricing model. In addition, in June 2001 we entered into an agreement to merge with TMP. Due to the announcement of the proposed transaction with TMP, it is possible that certain customers, vendors and employees of HotJobs may terminate their relationship with HotJobs. In addition, it is possible that potential customers will determine not to do business with a company that has agreed to be acquired.

As a result of these changes, the number of job opportunities posted on HotJobs.com may decrease. In the event the number of job opportunities in our database materially decreases, job seekers may find that HotJobs.com is not as useful as other online recruiting sites. A decrease in the number of job seekers on our Website may cause a further reduction in the number of job opportunities posted or additional services purchased. Job seekers may not post their resumes on HotJobs.com, which would reduce the number of employers willing to pay to access our resume database. These changes may reduce our revenue.

In addition, customers that sign up for fixed-term commitments have no obligation to purchase any of our service offerings after their commitment period expires, and customers that have "good-until-canceled" contracts can cancel their membership within the specified notice period. As a result, a customer that generates substantial revenue for us in a particular month may not do so in a later month. We must continually maintain existing accounts and establish and develop new accounts with customers. If we fail to do so, our revenue could fluctuate, which may cause us to fail to meet expectations in the marketplace and our stock price could decline.

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

                    RISKS RELATED TO OUR MARKETS AND STRATEGY

WE MAY NOT BE ABLE TO DEVELOP AWARENESS OF OUR BRAND NAME.

We believe that continuing to build and maintain awareness of our brand name is critical to achieving widespread acceptance of our business and to sustain or increase the number of companies and job seekers who use our products and services. Brand recognition is a key-differentiating factor among providers of recruiting services, and we believe it could become more important as competition in the recruiting market increases. In order to maintain and build brand awareness, we must succeed in our marketing efforts, provide high quality services and increase the number of high quality job seekers using HotJobs.com. If we fail to successfully protect, promote, position and maintain our HotJobs brand name, incur significant expenses in promoting our brand and fail to generate a corresponding increase in revenue as a result of our branding efforts, or encounter legal obstacles which prevent our continued use of our brand name, our business, results of operations and financial condition could be materially adversely affected.

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

OUR BUSINESS AND GROWTH WILL SUFFER IF WE ARE UNABLE TO HIRE AND RETAIN HIGHLY SKILLED PERSONNEL.

If we are unable to hire and retain highly skilled personnel, our growth may be restricted, and the quality of our products and services and our revenues may be reduced. Our future success depends on our ability to attract, train, motivate and retain highly skilled employees. We have experienced and expect that we will continue to experience attrition. In addition, due to the recent decline in our stock price, the options that we have granted to many of our employees do not have any current value and will not have any value unless our stock price increases significantly. Competition for highly skilled employees is intense.
We may be unable to retain our skilled employees or attract, assimilate and retain other highly skilled employees in the future. We have from time to time in the past experienced, and we may experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

WE MAY NOT BE ABLE TO EFFECTIVELY MANAGE OUR OPERATIONS.

In order to execute our business plan, we must continue to increase our revenues. If we are not able to manage our operations in an efficient manner, our expenses could grow disproportionately to revenues or our revenues could decline, either of which could have a material adverse effect on our business, results of operations and financial condition.

We have recently experienced a period of rapid growth that has placed considerable demands on our managerial, operational, financial and information system resources. Our growth has resulted in increased responsibility for both existing and new management personnel. Our growth has placed, and any future growth will continue to place, a significant strain on our management, operations, systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures, and will need to continue to train and manage our workforce.

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

We will also need to continue to maintain close coordination among our products and technology, finance and administration and sales and marketing organizations. We cannot assure you that management will be effective in attracting and retaining additional qualified personnel, expanding our physical facilities, integrating acquired businesses or otherwise managing growth.

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

INTENSE COMPETITION MAY RENDER OUR SERVICES AND PRODUCTS UNCOMPETITIVE OR OBSOLETE.

The market for recruiting solutions is intensely competitive and highly fragmented. The online participants face competition from traditional recruiting services and other online providers. We expect competition to continue to increase because there are no substantial barriers to entry into our industry. We believe that our ability to compete depends upon many factors both within and beyond our control, including the following:

o the timing and market acceptance of new solutions and enhancements to existing solutions developed either by us or our competitors;

o    the strength and reputation of the HotJobs brand;

o    our customer service and support efforts;

o    our sales and marketing efforts; and

o the ease of use, performance, price and reliability of solutions developed either by us or our competitors.

We compete with companies that offer a single database job board solution or other online recruiting services, as well as newspapers, magazines and other traditional media companies. We also compete with large Internet information hubs or portals, recruiting software companies and career expo companies. In addition, we compete with companies that provide a combination of some or all of these offerings. We may experience competition from potential customers to the extent that they develop their own online recruiting offerings internally. In addition, we compete with traditional recruiting services, such as staffing firms, for a share of employers' total recruiting budgets. We expect to face additional competition as other established and emerging companies, including print media companies and staffing firms with established brands, develop online recruiting products.

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

We believe that there will be rapid business consolidation in the online recruiting industry. In recent months, several of our competitors have either completed or announced acquisitions, and we announced on June 29, 2001 that we entered into an agreement to be acquired by TMP. Accordingly, new competitors may emerge and rapidly acquire significant market share. In addition, new technologies will likely increase the competitive pressures that we face. The development or acquisition of competing technologies by market participants or the emergence of new industry standards may adversely affect our revenues and ultimately our competitive position.

Due to competition, we may experience reduced margins on our products and services, loss of market share or less use of HotJobs.com by job seekers and our customers. If we are not able to compete effectively with current or future competitors as a result of these and other factors, our revenues could be materially adversely affected.

THE INTERNET IS NOT A PROVEN RECRUITING MEDIUM.

If we are unable to compete with traditional recruiting and job seeking methods, our revenues could be reduced. The future of our business is dependent on the acceptance by job seekers, employers and staffing firms of the Internet as an effective job seeking, recruiting and placement tool. The online recruiting market is new and rapidly evolving, and we do not yet know how effective online recruiting is compared to traditional recruiting methods. The adoption of online recruiting and job seeking, particularly among those companies that have historically relied upon traditional recruiting methods, requires the acceptance of a new way of conducting business, exchanging information, advertising and applying for jobs. Many of our potential customers have little or no experience using the Internet as a recruiting tool, and only select segments of the job-seeking population have experience using the Internet to look for jobs. There can be no assurance that companies will allocate or continue to allocate portions of their budgets to Internet-based recruiting or that job seekers will use online job seeking methods. As a result, we cannot be sure that we will be able to effectively compete with traditional recruiting and job-seeking methods. If Internet-based recruiting is not widely accepted, our business, results of operations and financial condition could be materially adversely affected.

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

A FAILURE TO ESTABLISH AND MAINTAIN PARTNERSHIPS AND ALLIANCES WITH OTHER WEB PROPERTIES COULD LIMIT THE GROWTH OF OUR BUSINESS.

We have entered into arrangements with third parties to increase our member base, bring traffic to our Website and enhance the HotJobs brand. If any of our current agreements are terminated, we cannot assure you that we will be able to replace the terminated agreement with an equally beneficial arrangement. We also cannot assure you that we will be able to renew any of our current agreements when they expire or, if we are, that we will be able to do so on acceptable or favorable terms. We also do not know whether we will be successful in entering into additional partnerships and alliances or that any relationships, if entered into, will be on terms favorable to us. In addition, we are subject to the risk that one or more of the companies with which we have entered into a strategic partnership could take some action that would cause HotJobs to be subject to liability or that would damage HotJobs' reputation.

LOSS OF ANY OF OUR KEY MANAGEMENT PERSONNEL COULD NEGATIVELY IMPACT OUR
BUSINESS.

The loss or departure of any of our officers or key employees could materially adversely affect our ability to implement our business plan and could lower our revenues or cause our revenues to fall below our expectations. Our future success depends to a significant extent on the continued service and coordination of our management team, particularly Dimitri J. Boylan, our President and Chief Executive Officer. We do not maintain key person insurance for any member of our management team. Certain members of our management team have joined us within the last year. If our key management personnel are not able to work together effectively or successfully, our business could be materially adversely affected. In addition, if one or more key employees join a competitor or form a competing company, though we have non-competition agreements with each of our key employees, we may lose existing or potential customers, which could have a material adverse effect on our business, results of operations and financial condition. Though we have confidentiality agreements with each of our employees, if we were to lose a key employee, we cannot assure you that we would be able to prevent the unauthorized disclosure or use of our procedures, practices, new product development or customer lists.

WE MAY NOT BE SUCCESSFUL IN OUR PLAN FOR INTERNATIONAL EXPANSION.

We may not be able to successfully execute our business plan in foreign markets. In April 2001, HotJobs announced the creation of a strategic alliance with News Corp Limited, as a result of which HotJobs combined its Australian customer base and staff with CareerOne, News Corp's Australian online indirect subsidiary. We believe that expansion into international markets through a combination of internal business expansion, strategic alliances, joint ventures and potential acquisitions will be important in the longer term to continue to grow our business.

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

DISRUPTION OF OUR SERVICES DUE TO UNANTICIPATED PROBLEMS OR FAILURES COULD HARM OUR BUSINESS.

Our technology resides on computer systems primarily located in co-location facilities in New York City. Our system's continuing and uninterrupted performance is critical to our success. Customers and job seekers may become dissatisfied by any system failure that interrupts our ability to provide our services to them, including failures affecting our ability to serve Web page requests without significant delay to the viewer. Sustained or repeated system failures would reduce the attractiveness of our solutions to customers and job seekers and result in reduced traffic or contract terminations, fee rebates and makegoods, thereby reducing revenue.

Slower response times or system failures may also result from straining the capacity of our software, hardware or network infrastructure. To the extent that we do not effectively address any capacity constraints or system failures, our business, results of operations and financial condition could be materially and adversely affected.

In addition, computer viruses may cause our systems to incur delays or other service interruptions and could have a material adverse effect on our business, financial condition and results of operations. In each of 1999 and 2000, we detected a virus on a file server that supports our office equipment. The inadvertent transmission of computer viruses could expose us to a material risk of loss or litigation and possible liability. Moreover, if a computer virus affecting our system is highly publicized, our reputation could be materially damaged and our visitor traffic may decrease.

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

INABILITY TO RECOVER IN THE EVENT OF A DISASTER.

Because HotJobs maintains a single Website and series of servers, a loss of power, services or the destruction of the building where our servers are housed could result in a lengthy outage while HotJobs secures an alternative site and works to restore key systems from tape. Any flaws in this process, which might result from the loss of tapes or errors in the copies of the systems themselves, could result in a permanent loss of data.

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

In addition, any enhancement of the ability of states to impose sales and use taxes on products and services sold over the Internet may decrease demand for the products and services that we sell over the Internet. The U.S. Congress passed legislation in 1998 creating a three-year moratorium on the ability of states to impose any new, multiple or discriminatory taxes on Internet-based transactions. This moratorium expired in October 2001. Failure by Congress to renew this legislation and the subsequent imposition of new, multiple or discriminatory state taxes on Internet-based transactions could adversely affect our future operating results which could result in a decline in our stock price. In addition, there are various initiatives being considered by Congress that would eliminate some of the barriers that now prevent states from imposing their existing sales and use taxes on out-of-state, Internet-based sellers. If passed, an initiative of this kind could adversely affect our future operating results, which could result in a decline in our stock price.

WE MAY BE UNABLE TO OBTAIN A U.S. SERVICE MARK REGISTRATION FOR OUR BRAND OR TO PROTECT OUR OTHER PROPRIETARY INTELLECTUAL PROPERTY RIGHTS.

         FAILURE TO OBTAIN A U.S. SERVICE MARK REGISTRATION OF WWW.HOTJOBS.COM COULD DISRUPT OUR PROMOTION OF THE HOTJOBS BRAND. If we are unable to secure the nationwide rights to the exclusive use of the WWW.HOTJOBS.COM mark and related marks, a key element of our strategy of promoting "HotJobs" as a global brand could be disrupted. Our success depends to a significant degree upon the protection of our brands and their value, particularly the "HotJobs" brand name. We are also susceptible to others imitating our brands, particularly "HotJobs". Our application to obtain a U.S. service mark registration of WWW.HOTJOBS.COM was approved by the United States Patent and Trademark Office and published for possible opposition by third parties on April 18, 2000. An opposition was filed by a third party against the application but was dismissed by the Trademark Trial and Appeal Board with prejudice in July 2001. In May 1998, a pending trademark applicant, who has since abandoned its application, made claims regarding prior use and ownership of "hotjobs" as a trademark. Adverse outcomes to this or similar claims or any related litigation, should it occur, could result in our being limited or prohibited from further use of the WWW.HOTJOBS.COM service mark and related marks in the future.

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

We may incur substantial expense in defending any claims brought against us, regardless of their merit. As a result, due to the diversion of management time, the expense required to defend the company and the potential liability associated with any lawsuits, any significant litigation could have a material adverse effect on our business and results of operations.

WE MAY BE LIABLE AS A RESULT OF INFORMATION RETRIEVED FROM OR TRANSMITTED OVER THE INTERNET.

We may be sued for defamation, civil rights infringement, negligence, copyright, patent or trademark infringement, personal injury, product liability or other legal claims relating to information that is published or made available on HotJobs.com and the other sites linked to it. These types of claims have been brought, sometimes successfully, against online services in the past. We could also be sued for the content that is accessible from HotJobs.com and through links to other Internet sites or through content and materials that may be posted by members in chat rooms, online communities or on bulletin boards. In addition, clients use our hiring management software to evaluate and make decisions on the resumes of applicants. In the event that one of our clients was sued alleging employment discrimination, we could be named in that lawsuit. We have in the past offered e-mail services, which subject us to potential risks, such as liabilities or claims resulting from unsolicited e-mail or spamming, lost or misdirected messages, security breaches, illegal or fraudulent use of e-mail or interruptions or delays in e-mail service. Our insurance may not adequately protect us against these types of claims. In addition, we could incur significant costs in investigating and defending such claims, even if we ultimately are not liable. If any of these events occur, our revenues could be materially adversely affected.

                                   OTHER RISKS

TERRORIST ATTACKS HAVE CONTRIBUTED TO ECONOMIC INSTABILITY IN THE UNITED STATES; CONTINUED TERRORIST ATTACKS, WAR OR OTHER CIVIL DISTURBANCES COULD LEAD TO FURTHER ECONOMIC INSTABILITY AND DEPRESS HOTJOBS' STOCK PRICE.

On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope. These attacks have led to instability in the global financial markets, and have contributed to downward pressure on stock prices of many United States publicly traded companies. This instability has resulted in a slowdown in the employment sector as companies assess the impact of the attacks on their operations and on their employment needs. These attacks may lead to armed hostilities or to further acts of terrorism and civil disturbances in the United States or elsewhere, which may further contribute to economic instability in the United States and could adversely effect HotJobs' business, financial condition and operating results.

OUR STOCK PRICE MAY EXPERIENCE EXTREME PRICE AND VOLUME FLUCTUATIONS.

The stock market in general and the market prices of shares in technology companies, particularly those such as ours that offer Internet-based products and services, have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. The closing market price of our common stock has fluctuated significantly, from $3.09 to $17.25 in the twelve months ending September 30, 2001, and could continue to be highly volatile and subject to wide fluctuations in response to many factors, some of which are largely beyond our control. These factors include:

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

Our stock price may also experience fluctuations due to approximately $1.2 million in non-cash deferred compensation as of September 30, 2001 that we expect to amortize through August 2003 and $25.7 million of goodwill as of September 30, 2001 that we expect to partially amortize through December 2001.

FUTURE SALES OF OUR COMMON STOCK MAY NEGATIVELY AFFECT OUR STOCK PRICE.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or as a result of sales by our existing stockholders, or the perception that these sales could occur. We have a large number of shares of common stock outstanding and available for resale. These sales might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Unregistered shares of our common stock currently outstanding are eligible for sale without registration pursuant to Rule 144 under the Securities Act, subject to certain conditions of Rule 144 and certain affiliate agreements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   INTEREST RATE RISK. We are exposed to changes in interest rates primarily due to our investment in short-term marketable securities, which are primarily comprised of Dutch Auction Rate Securities with longer term maturities that generally reset at par every 35 days and may include municipal obligations, money market preferred stock and taxable debt. These investments are classified as available-for-sale securities and, therefore, any changes in the market's interest rates affect the value of the investment and such change in value is recorded as unrealized gains and losses. Due to the short-term maturities of our cash equivalents and marketable securities portfolio at September 30, 2001, we have not entered into any financial instruments to manage or reduce the impact of changes in interest rates. Our interest risk, based on a hypothetical increase in interest rates of 100 basis points for the financial instruments included in our portfolio, would be a decrease of approximately $3,000 in the value of our portfolio.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    The following exhibits are filed as part of this report:

        NUMBER                         DESCRIPTION
      ---------       ----------------------------------------------------------
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

* Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-80367), as amended.

(b)    Reports on Form 8-K

       Report on Form 8-K/A dated June 29, 2001 and filed July 2, 2001, for the purpose of filing under Item 5 - reporting the execution of the Agreement and Plan of Merger, dated as of June 29, 2001, among TMP Worldwide, Inc., TMP Tower Corp. and HotJobs.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              HOTJOBS.COM, LTD.
                                              (REGISTRANT)


DATED:  November 14, 2001                 BY:  /s/ Lowell W. Robinson
                                              ------------------------
                                              Lowell W. Robinson
                                              Chief Financial Officer
                                              (Duly Authorized Officer and
                                              Principal Accounting Officer)